Form 10-Q
period 2021-06-30
CM Life Sciences II Inc.
filed 2021-08-16
CIK 1837412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021, 27,600,000 shares of Class A common stock, $0.0001 par value per share, and 6,900,000 shares of Class B common stock, $0.0001 par value per share, were issued and outstanding.

CM LIFE SCIENCES II INC.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CM LIFE SCIENCES II INC.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets:
Current Assets:
Cash	$673,770	$—
Prepaid Expenses	128,610	—
Total current assets	802,380	—

Deferred offering costs	—	72,202
Cash and Investments held in Trust Account	276,009,453	—
Total Assets	$276,811,833	$72,202

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$129,710	$48,340
Total current liabilities	129,710	48,340
Deferred underwriting fee	9,660,000	—
Warrant liability	58,331,844	—
Total liabilities	68,121,554	48,340

Commitments
Class A common stock subject to possible redemption, 20,369,028 and 0 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	203,690,277	—

Stockholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 7,230,972 and 0 shares issued and outstanding (excluding 20,369,028 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	723	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2021 and December 31, 2020(1)	690	690
Additional paid-in capital	48,275,606	24,310
Accumulated deficit	(43,277,017)	(1,138)
Total stockholders’ equity	5,000,002	23,862
Total Liabilities and Stockholders’ Equity	$276,811,833	$72,202

(1)	Shares at December 31, 2020 included up to 900,000 Founder Shares (as defined below) which were subject to forfeiture by the Sponsor if over-allotment option was not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CM LIFE SCIENCES II INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Operating costs	$798,326	$855,945
Loss from Operations	(798,326)	(855,945)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	6,882	9,453
Offering costs allocated to warrants	—	(504,743)
Change in fair value of warrant liability	(16,073,179)	(41,924,644)
Total other expenses	(16,066,297)	(42,419,934)

Net loss	$(16,864,623)	$(43,275,879)

Weighted average shares outstanding of Class A common stock, basic and diluted	27,600,000	27,600,000
Basic and diluted net loss per share, Class A	$(0.00)	$(0.00)
Weighted average shares outstanding of Class B common stock, basic and diluted	6,900,000	6,626,519
Basic and diluted net loss per share, Class B	$(2.44)	$(6.53)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CM LIFE SCIENCES II INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common stock		Common stock(1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	6,900,000	$690	$24,310	$(1,138)	$23,862
Sale of 27,600,000 Units, net of underwriting discount, offering expenses and fair value of public warrants	27,600,000	2,760	—	—	251,939,536	—	251,942,296
Net loss	—	—	—	—	—	(26,411,256)	(26,411,256)
Class A common stock subject to possible redemption	(22,055,490)	(2,206)	—	—	(220,552,694)	—	(220,554,900)
Balance as of March 31, 2021 (unaudited)	5,544,510	$554	6,900,000	$690	$31,411,152	$(26,412,394)	$5,000,002
Net loss	—	—	—	—	—	(16,864,623)	(16,864,623)
Class A common stock subject to possible redemption	1,686,462	169	—	—	16,864,454	—	16,864,623
Balance as of June 30, 2021 (unaudited)	7,230,972	$723	6,900,000	$690	$48,275,606	$(43,277,017)	$5,000,002

(1)	Shares at January 1, 2021 included up to 900,000 Founder Shares which were subject to forfeiture by the Sponsor if over-allotment option was not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CM LIFE SCIENCES II INC.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(43,275,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(9,453)
Offering costs allocated to warrants	504,743
Change in fair value of warrant liability	41,924,644
Changes in operating assets and liabilities:
Prepaid assets	(128,610)
Accrued expenses	128,572
Net cash used in operating activities	(855,983)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriter’s fees	270,480,000
Proceeds from issuance of Private Placement Warrants	7,520,000
Payment of offering costs	(470,247)
Net cash provided by financing activities	277,529,753
Net change in cash	673,770
Cash, beginning of period	—
Cash, end of the period	$673,770

Supplemental disclosure of non-cash financing activities:
Initial value of Class A common stock subject to possible redemption	$237,186,060
Change to Class A common stock subject to possible redemption	$(33,495,783)
Deferred underwriter’s discount payable charged to additional paid-in capital	$9,660,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CM LIFE SCIENCES II INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

CM Life Sciences II Inc. (the “Company”) is a blank check company incorporated as a Delaware corporation on December 15, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2021 (the “Effective Date”). On February 25, 2021, the Company consummated the IPO of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including 3,600,000 Units issued pursuant to the full exercise of the underwriter’s over-allotment option, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and one-fifth of one redeemable warrant to purchase one share of Class A Common Stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,013,333 private placement warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement (the “Private Placement”) to the Company’s Sponsor, CMLS Holdings II LLC, a Delaware limited liability company (the “Sponsor”) and the Company’s independent directors, generating gross proceeds of $7,520,000, which is discussed in Note 4.

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

The Sponsor and the Company’s officers and directors have agreed to (i) waive their redemption rights with respect to any founder shares and Public Shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares (as defined below) and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any Extension Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period, and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company will enter into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.7 million in its operating bank account, and working capital of approximately $0.7 million.

The Company’s liquidity needs up to February 25, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares and access to a loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.

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

Agreement and Plan of Merger

On March 28, 2021, the Company and its wholly owned subsidiary, S-Craft Merger Sub, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 and Amendment No. 2 thereto, dated as of May 12, 2021 and July 15, 2021, respectively (the “Merger Agreement”), with SomaLogic, Inc., a Delaware corporation (“SomaLogic”). Pursuant to the terms of the Merger Agreement, the Company will acquire SomaLogic through the merger of Merger Sub with and into SomaLogic, with SomaLogic surviving as a wholly owned subsidiary of the Company (the “Merger”). Upon the consummation of the transactions contemplated by the Merger Agreement (“SomaLogic Business Combination”), the Company will change its name to SomaLogic, Inc.  The SomaLogic Business Combination was approved by the boards of directors of each of the Company and SomaLogic. The SomaLogic Business Combination is expected to close in the third quarter of 2021, following the receipt of the required approval by the stockholders of each of SomaLogic and of the Company and the satisfaction of certain other customary closing conditions.

Under the Merger Agreement, the Company has agreed to acquire all of the outstanding equity interests of SomaLogic for at least $1.25 billion in aggregate consideration consisting of 125,000,000 shares of the Company’s Class A Common Stock (assuming no cash elections will be made by SomaLogic stockholders) and up to an additional 5,000,000 shares of the Company’s Class A Common Stock pursuant to the Earn-Out Shares (as defined below). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (“Effective Time”), and as further described in this proxy statement/prospectus, (i) each share of SomaLogic common stock and SomaLogic preferred stock held in SomaLogic’s treasury or owned by the Company, Merger Sub or SomaLogic immediately prior to the Effective Time (each an “Excluded Share”), will be cancelled and no consideration will be paid or payable with respect thereto and (ii) each share of SomaLogic stock, other than Excluded Shares and Dissenting Shares (as defined in the Merger Agreement), that is issued and outstanding immediately prior to the Effective Time will be cancelled and automatically deemed for all purposes to represent the right to receive a portion of the total consideration, with each SomaLogic’s stockholder (as applicable) being entitled to receive (the consideration in clauses (a) through (c), the “Merger Consideration”):

(a)	if such stockholder has made a cash election, as set forth and in accordance with the terms of the Merger Agreement, such stockholder shall receive a portion of the specified aggregate amount of cash consideration payable under the terms of the Merger Agreement (such aggregate amount not to exceed $50,000,000) and pursuant to the terms of such stockholder’s cash election;
(b)	a number of shares of Class A Common Stock of the Company equal to the quotient of: (i) (A) the product of (x) such stockholder’s total shares of SomaLogic stock (with the SomaLogic common stock and preferred stock (determined on an as-converted basis) included as a single class) multiplied by (y) the per share amount calculated in accordance with the Merger Agreement minus (B) the amount of cash payable to such stockholder pursuant to its cash election, if any, divided by (ii) $10.00; and
(c)	such stockholder’s earn-out pro rata share of any Earn-Out Shares (as defined below) to which such stockholder is entitled pursuant to the terms of the Merger Agreement.

The exchange ratio is currently expected to be 0.8426 shares of Class A Common Stock per share of SomaLogic’s Class B common stock, after giving effect to the conversion of each share of SomaLogic preferred stock into two shares of SomaLogic Class B common stock.

Following the closing of the SomaLogic Business Combination, and as additional consideration for the Merger and the other transactions, if at any time between the 13-month anniversary of the closing and the 24-month anniversary of the closing (inclusive of the first and last day of such period, the “Earn-Out Period”), the volume-weighted average closing sale price of a share of the Company’s Class A Common Stock as reported on Nasdaq for a period of at least 20 out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination is greater than or equal to $20.00 (“Triggering Event”), then we will deliver or cause to be delivered to each applicable SomaLogic stockholder in accordance with such stockholder’s respective earn-out pro rata share (other than holders of Dissenting Shares, as defined in the Merger Agreement), and each employee or individual service provider of SomaLogic, in each case whom the board of directors of SomaLogic designates as an Earn-Out Service Provider prior to the Closing and who enters into an earn-out award agreement (such employee or individual service provider, an “Earn-Out Service Provider”) (in accordance with its respective earn-out pro rata share and, in the case of the Earn-Out Service Providers, in accordance with the terms of the applicable earn-out award agreement), 5,000,000 shares of the Company’s Class A Common Stock (which shall be equitably adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares or other like change or transaction with respect to the Company’s Class A Common Stock occurring on or after the Closing) (“Earn-Out Shares”), upon the terms and subject to the conditions set forth in the Merger Agreement and the other transaction agreements and, in the case of the Earn-Out Service Providers, subject to the additional requirements set forth in the Merger Agreement and the applicable earn-out award agreement.

The SomaLogic Business Combination will have no effect on the Class A Common Stock that is issued and outstanding as of immediately prior to the Effective Time, which will continue to remain outstanding. The shares of Class B common stock, par value $0.0001 of the Company (“Class B Common Stock”) held by the Company’s Initial Stockholders and referred to as the Founder Shares will automatically convert into Class A Common Stock concurrently with or immediately following the consummation of the SomaLogic Business Combination on a one-for-one basis.

Upon the Closing, the former SomaLogic stockholders are expected to hold, in the aggregate, approximately 61.7% of the outstanding shares of the post-combination company (assuming no cash elections will be made by SomaLogic stockholders).

In connection with the SomaLogic Business Combination, the Company entered into subscription agreements, each dated as of March 28, 2021 (“Subscription Agreements”), with certain institutional investors (collectively, “PIPE Investors”), including certain stockholders of SomaLogic and certain affiliates of CMLS Holdings II LLC (the “Sponsor”), pursuant to which, among other things, the Company agreed to issue and sell to the PIPE Investors, in private placements to close immediately prior to the Closing, an aggregate of 37,500,000 shares of Class A Common Stock at $10.00 per share, for an aggregate purchase price of $375,000,000 (“PIPE Investment”).

The Merger Agreement allows the parties to terminate the Merger Agreement if certain customary conditions described in the Merger Agreement are not satisfied, including, without limitation, each party’s right to terminate, subject to certain limited exceptions, if the SomaLogic Business Combination is not consummated by December 31, 2021. If the Merger Agreement is validly terminated, none of the parties to the Merger Agreement will have any liability or any further obligation under the Merger Agreement other than customary confidentiality obligations, except in the case of a willful and intentional breach of the Merger Agreement or intentional fraud in the making of the representations and warranties in the Merger Agreement.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2020 and for the period from December 15, 2020 (inception) through December 31, 2020 included in the registration statement on Form S-1/A as filed with the SEC on February 12, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market funds which only invest in U.S. government treasury obligations. During the three and six months ended June 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Offering Costs Associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO.  Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations in the amount of $504,743 for the six months ended June 30, 2021.  Offering costs associated with the Class A Common Stock were charged to stockholders’ equity upon the completion of the IPO.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s shares of Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 20,369,028 shares of Class A Common Stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2021.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 10,533,333 shares of Class A Common Stock in the calculation of diluted loss per common stock, since they are not yet exercisable.

Reconciliation of Net Loss per Common share

The Company’s condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted income per common share of Class A Common Stock and Class B Common Stock is calculated as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A common stock:
Interest income earned on investments held in the Trust Account	$6,882	$9,453
Less: Interest income available to the Company for taxes	(6,882)	(9,453)
Adjusted net income	$—	$—

Weighted average shares outstanding of Class A common stock	27,600,000	27,600,000
Basic and diluted net income per share, Class A common stock	$(0.00)	$(0.00)

Non-redeemable Class B common stock:
Net Loss	$(16,864,623)	$(43,275,879)
Less: Income attributable to Class A common stock	—	—
Adjusted net loss	$(16,864,623)	$(43,275,879)

Weighted average shares outstanding of Class B common stock	6,900,000	6,626,519
Basic and diluted net loss per share, Class B common stock	$(2.44)	$(6.53)

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A Common Stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A Common Stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue-sky laws to the extent an exemption is not available.

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

Note 4 — Private Placement Warrants

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

Founder Shares

On December 17, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 shares (the “Founder Shares”) of Class B Common Stock. In January and February 2021, the Sponsor transferred 25,000 Founder Shares to each of Mr. Conroy, Mr. Cox, Dr. Kelly and Dr. Quake. On February 22, 2021, the Company effected a 1:1.2 stock split of the Class B Common Stock, resulting in our sponsor holding an aggregate of 6,800,000 Founder Shares and there being an aggregate of 6,900,000 Founder Shares outstanding (see Note 7), including up to 900,000 Founder Shares which were subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. As a result of the underwriter’s election to fully exercise their over-allotment option on February 25, 2021, none of the Founder Shares were forfeited.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 3,600,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On February 25, 2021, the underwriter fully exercised the over-allotment option to purchase 3,600,000 Units, and was paid an underwriting discount in aggregate of $5,520,000.

Additionally, the underwriter is entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO or $9,660,000 in the aggregate. The deferred fee will be payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue a total of 380,000,000 shares of Class A Common Stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 7,230,972 and 0 shares issued and outstanding, excluding 20,369,028 and 0 shares subject to possible redemption, respectively.

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 6,900,000 shares issued and outstanding. Holders of Class A Common Stock and holders of Class B Common Stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company’s amended and restated certificate of incorporation, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$276,009,453	$276,009,453	$—	$—
Liabilities:
Public Warrant Liability	$29,833,667	$29,833,667	$—	$—
Private Placement Warrant Liability	28,498,177	—	—	28,498,177
	$58,331,844	$29,833,667	$—	$28,498,177

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Consolidated Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Consolidated Statement of Operations.

The Company established the initial fair value for the Warrants on February 25, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. As of June 30, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of June 30, 2021 due to the use of unobservable inputs. For the period ending June 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants.

The following table presents the changes Level 3 liabilities for the six months period ended June 30, 2021:

Fair Value at January 1, 2021	$—
Initial fair value of public and private warrants	25,681,866
Change in fair value of public and private warrants	32,649,978
Transfer of public warrants to Level 1	(29,833,667)
Fair Value at June 30, 2021	$28,498,177

The key inputs into the Monte Carlo simulation as of June 30, 2021 were as follows:

Inputs	June 30, 2021

Risk-free interest rate	0.90%
Expected term (years)	5.17
Expected volatility	50.3%
Stock price	$12.26
Expected dividend yield	0%

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than contained herein, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus relating to the IPO filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2021 (the “Final Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on December 15, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses (the “Business Combination”). Our sponsor is CMLS Holdings II LLC, a Delaware limited liability company (the “Sponsor”). We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (“IPO”), the sale of the Private Placement Warrants (as defined below) that occurred simultaneously with the completion of our IPO and the sale of the forward purchase shares, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

The registration statement for our IPO was declared effective on February 22, 2021. On February 25, 2021, we consummated our IPO of 27,600,000 units (including 3,600,000 units issued to the underwriter pursuant to the exercise in full of the over-allotment option granted to the underwriter) (“Units” and, with respect to the Class A Common Stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.7 million, inclusive of $9.7 million in deferred underwriting commissions.

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

Results of Operations

For the six months ended June 30, 2021, we had a net loss of approximately $43.3 million, which included a loss from operations of $0.9 million, offering cost expense allocated to warrants of $0.5 million, and a loss from the change in fair value of warrant liabilities of $41.9 million.

For the three months ended June 30, 2021, we had a net loss of approximately $16.9 million, which included a loss from operations of $0.8 million and a loss from the change in fair value of warrant liabilities of $16.1 million.

Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.7 million in its operating bank account, and working capital of approximately $0.7 million.

Our liquidity needs up to February 25, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and access to a loan under an unsecured promissory note from the Sponsor of $300,000. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.

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

Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the Final Prospectus.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s reclassification of the Warrants as derivative liabilities measured at fair value (as described more fully in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies — Warrants Liability” above), our disclosure controls and procedures were not effective as of June 30, 2021.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Final Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in the Final Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our Financial Statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Following the issuance of the SEC Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee re-evaluated our accounting for our Public Warrants and Private Placement Warrants issued in connection with the IPO and concluded that, in light of the SEC Statement, it was appropriate to revise our prior position on accounting for warrants as equity instruments to instead classify warrants as liabilities measured at fair value, with subsequent fair value remeasurement. (the “Reclassification”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

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

On February 25, 2021, we consummated our IPO of 27,600,000 Units, inclusive of underwriter’s election to fully exercise the over-allotment option for an additional 3,600,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $276,000,000. Jefferies LLC acted as the book running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252626 and 333-253379). The SEC declared the registration statement effective on February 22, 2021.

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

We paid a total of $5,520,000 underwriting discounts and commissions and $495,247 for other costs and expenses related to the IPO. In addition, the underwriter agreed to defer $9,660,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CM LIFE SCIENCES II INC.

Date: August 16, 2021		/s/ Eli Casdin
	Name:	Eli Casdin
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 16, 2021		/s/ Brian Emes
	Name:	Brian Emes
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)