Form 10-Q
period 2021-09-30
SomaLogic, Inc.
filed 2021-11-15
CIK 1837412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from    to
Commission File Number 001-39796

SOMALOGIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-4298912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2945 Wilderness Place
Boulder, Colorado 80301
(303) 625-9000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	SLGC	Nasdaq Capital Market
Warrants to purchase Common Stock	SLGCW	Nasdaq Capital Market
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 29, 2021, there were approximately 181,172,759 shares of the registrant's common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in or incorporated by reference into this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words ““will be,” “will,” “expect,” “anticipate,” “continue,” “project,” “believe,” “plan,” “could,” “estimate,” “forecast,” “guidance,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “pursue,” “should,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
These statements include, but are not limited to the following:
•the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against the Company;
•the ability to maintain the listing of the Company’s Common Stock on the Nasdaq, as applicable;
•the risk of disruption to the Company’s current plans and operations;
•the ability to recognize the anticipated benefits of the Company’s business, which may be affected by, among other things, competition and the ability to grow and manage growth profitably and retain its key employees;
•costs related to the Company’s business;
•changes in applicable laws or regulations;
•the ability of the Company to raise financing in the future;
•the success, cost and timing of the Company’s product development activities;
•the Company’s ability to obtain and maintain regulatory approval for its products, and any related restrictions and limitations of any approved product;
•the Company’s ability to maintain existing license agreements and manufacturing arrangements;
•the Company’s ability to compete with other companies currently marketing or engaged in the development of products and services that serve customers engaged in proteomic analysis, many of which have greater financial and marketing resources than the Company;
•the size and growth potential of the markets for the Company’s products, and the ability of each to serve those markets, either alone or in partnership with others;
•the Company’s estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•the Company’s financial performance; and
•the impact of the COVID-19 pandemic on the Company.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under section entitled “Risk Factors” in our registration statement on Form S-1, filed on October 18, 2021. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company will not and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
SomaLogic, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$468,708	$164,944
Investments	206,995	39,954
Accounts receivable, net	14,690	17,449
Inventory	10,646	7,020
Deferred costs of services	883	1,450
Prepaid expenses and other current assets	5,414	1,158
Total current assets	707,336	231,975
Non-current inventory	3,810	6,024
Property and equipment, net	6,487	3,913
Other long-term assets	908	378
Total assets	$718,541	$242,290

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$11,340	$7,064
Accrued liabilities	6,489	6,310
Deferred revenue	3,998	1,762
Deferred rent	59	238
Current portion of long-term debt	—	2,423
Total current liabilities	21,886	17,797
Warrant liabilities	36,340	—
Earn-out liability	30,678	—
Deferred revenue, net of current portion	2,627	3,415
Convertible debt	—	1,926
Long-term debt	—	32,326
Other long-term liabilities	1,111	909
Total liabilities	92,642	56,373
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 181,164,377 and 114,266,515 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	18	11
Additional paid-in capital	1,101,499	597,274
Accumulated other comprehensive loss	(12)	(2)
Accumulated deficit	(475,606)	(411,366)
Total stockholders’ equity (deficit)	625,899	185,917
Total liabilities and stockholders’ equity (deficit)	$718,541	$242,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Assay services revenue	$17,499	$11,378	$48,308	$22,166
Product revenue	75	455	730	1,144
Collaboration revenue	763	763	2,288	1,720
Other revenue	1,655	1,637	7,306	2,636
Total revenue	19,992	14,233	58,632	27,666
Operating expenses
Cost of assay services revenue	8,737	4,750	22,548	11,883
Cost of product revenue	33	163	452	497
Research and development	15,596	6,884	32,304	23,180
Selling, general and administrative	20,632	8,337	48,274	26,755
Total operating expenses	44,998	20,134	103,578	62,315
Loss from operations	(25,006)	(5,901)	(44,946)	(34,649)
Other (expense) income
Interest income and other, net	55	13	126	138
Interest expense	(2)	(1,595)	(1,324)	(9,590)
Change in fair value of warrant liabilities	(8,111)	—	(8,111)	—
Change in fair value of earn-out liability	(5,662)	—	(5,662)	—
Loss on extinguishment of debt, net	(2,693)	—	(4,323)	—
Total other expense	(16,413)	(1,582)	(19,294)	(9,452)
Net loss	$(41,419)	$(7,483)	$(64,240)	$(44,101)

Other comprehensive loss
Net unrealized loss on available-for-sale securities	$(15)	$(3)	$(7)	$(23)
Foreign currency translation loss	(4)	(2)	(3)	(6)
Total other comprehensive loss	(19)	(5)	(10)	(29)
Comprehensive loss	$(41,438)	$(7,488)	$(64,250)	$(44,130)

Net loss per share, basic and diluted	$(0.55)	$(0.12)	$(1.01)	$(0.72)
Weighted-average shares used to compute net loss per share, basic and diluted	75,684,521	61,099,901	63,752,006	60,934,489
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
Unaudited
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	31,485,973	$202,116	73,481,228	$735	(113,220)	$(352)	$394,786	$(2)	$(411,366)	$(16,199)
Retrospective application of recapitalization	(31,485,973)	(202,116)	40,785,287	(724)	113,220	352	202,488	—	—	202,116
Adjusted Balance at December 31, 2020	—	$—	114,266,515	$11	—	$—	$597,274	$(2)	$(411,366)	$185,917
Issuance of Common Stock upon exercise of options	—	—	411,789	—	—	—	877	—	—	877
Issuance of Common Stock for services	—	—	162,737	—	—	—	114	—	—	114
Stock-based compensation	—	—	—	—	—	—	3,140	—	—	3,140
Surrender of shares in cashless exercise	—	—	(15,189)	—	—	—	(56)	—	—	(56)
Other comprehensive loss	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	(9,484)	(9,484)
Balance at March 31, 2021	—	$—	114,825,852	$11	—	$—	$601,349	$(7)	$(420,850)	$180,503
Issuance of Common Stock upon exercise of options	—	—	545,677	—	—	—	1,915	—	—	1,915
Issuance of Common Stock for services	—	—	—	—	—	—	150	—	—	150
Stock-based compensation	—	—	—	—	—	—	4,614	—	—	4,614
Other comprehensive income	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	(13,337)	(13,337)
Balance at June 30, 2021	—	$—	115,371,529	$11	—	$—	$608,028	$7	$(434,187)	$173,859
Issuance of Common Stock upon exercise of options	—	—	19,116	—	—	—	63	—	—	63
Issuance of Common Stock for services	—	—	12,342	—	—	—	273	—	—	273
Issuance of Common Stock upon conversion of convertible debt	—	—	571,642	—	—	—	4,631	—	—	4,631
Stock-based compensation	—	—	—	—	—	—	11,742	—	—	11,742
Issuance of Common Stock upon Business Combination, net of transaction costs of $31,511	—	—	28,689,748	3	—	—	119,568	—	—	119,571
Issuance of Common Stock upon PIPE Investment, net of transaction costs of $7,802	—	—	36,500,000	4	—	—	357,194	—	—	357,198
Other comprehensive loss	—	—	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	—	—	(41,419)	(41,419)
Balance at September 30, 2021	—	$—	181,164,377	$18	—	$—	$1,101,499	$(12)	$(475,606)	$625,899

SomaLogic, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
Unaudited
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	72,657,092	$727	(112,645)	$(347)	$378,364	$27	$(358,351)	$20,420
Retrospective application of recapitalization	—	—	(11,857,590)	(721)	112,645	347	374	—	—	—
Adjusted Balance at December 31, 2019	—	$—	60,799,502	$6	—	$—	$378,738	$27	$(358,351)	$20,420
Issuance of Common Stock upon exercise of options	—	—	18,019	—	—	—	38	—	—	38
Issuance of Common Stock for services	—	—	—	—	—	—	115	—	—	115
Stock-based compensation	—	—	—	—	—	—	3,039	—	—	3,039
Surrender of shares in cashless exercise	—	—	(481)	—	—	—	(5)	—	—	(5)
Other comprehensive loss	—	—	—	—	—	—	—	(18)	—	(18)
Other	—	—	—	—	—	—	148	—	—	148
Net loss	—	—	—	—	—	—	—	—	(17,579)	(17,579)
Balance at March 31, 2020	—	$—	60,817,040	$6	—	$—	$382,073	$9	$(375,930)	$6,158
Issuance of Common Stock upon exercise of options	—	—	152,464	—	—	—	247	—	—	247
Issuance of Common Stock for services	—	—	73,752	—	—	—	38	—	—	38
Stock-based compensation	—	—	—	—	—	—	3,555	—	—	3,555
Other comprehensive loss	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	(19,039)	(19,039)
Balance at June 30, 2020	—	$—	61,043,256	$6	—	$—	$385,913	$3	$(394,969)	$(9,047)
Issuance of Common Stock upon exercise of options	—	—	283,141	—	—	—	534	—	—	534
Issuance of Common Stock for services	—	—	—	—	—	—	37	—	—	37
Stock-based compensation	—	—	—	—	—	—	3,050	—	—	3,050
Other comprehensive loss	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	(7,483)	(7,483)
Balance at September 30, 2020	—	$—	61,326,397	$6	—	$—	$389,534	$(2)	$(402,452)	$(12,914)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(64,240)	$(44,101)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	20,700	9,833
Depreciation and amortization	1,909	2,079
Amortization of debt issuance costs, discounts and premiums	258	1,573
Change in fair value of compound derivative liability	7	4,846
Change in fair value of warrant liabilities	8,111	—
Change in fair value of earn-out liability	5,662	—
Amortization of premium (accretion of discount) on available-for-sale securities, net	276	(62)
Provision (recovery) for excess and obsolete inventory	623	(295)
(Recovery) provision for doubtful accounts	(14)	15
Loss on extinguishment of debt, net	4,323	—
Paid-in-kind interest	165	329
Other	11	47
Changes in operating assets and liabilities:
Accounts receivable	2,773	(3,526)
Prepaid expenses and other current assets	(4,228)	(84)
Inventory	(2,035)	(225)
Deferred costs of services	567	(2,273)
Other long-term assets	—	(15)
Accounts payable	1,992	2,437
Deferred revenue	1,448	664
Accrued and other liabilities	(2)	1,007
Payment of paid-in-kind interest on extinguishment of debt	(752)	—
Net cash used in operating activities	(22,446)	(27,751)
Investing activities
Proceeds from sale of property and equipment	8	—
Purchase of property and equipment	(3,021)	(689)
Purchase of available-for-sale securities	(241,891)	(5,738)
Proceeds from sales and maturities of available-for-sale securities	74,567	37,273
Net cash (used in) provided by investing activities	(170,337)	30,846
Financing activities
Repayment of long-term debt	(36,512)	—
Proceeds from PIPE Investment, net of transaction costs	357,198	—
Proceeds from Business Combination, net of transaction costs	173,601	—
Proceeds from Paycheck Protection Program loan	—	3,520
Proceeds from SAFE agreement	—	5,000
Proceeds from exercise of stock options	2,801	815
Net cash provided by financing activities	497,088	9,335
Effect of exchange rates on cash, cash equivalents and restricted cash	(11)	(15)
Net increase in cash, cash equivalents and restricted cash	304,294	12,415
Cash, cash equivalents and restricted cash at beginning of period	165,194	14,310
Cash, cash equivalents and restricted cash at end of period	$469,488	$26,725

SomaLogic, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$1,627	$2,827
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$1,471	$185
Surrender of shares in cashless exercise	56	5
Amendment fee related to extinguishment of debt financed through additional principal	—	2,500
Issuance of Common Stock for services	535	189
Transaction costs included in accounts payable	743	—
Forgiveness of Paycheck Protection Program loan and accrued interest	3,561	—
Issuance of Common Stock for conversion of convertible debt	4,631	—

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$468,708	$26,475
Restricted cash included in other long-term assets	780	250
Total cash, cash equivalents and restricted cash at end of period	$469,488	$26,725
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1 — Description of Business

Organization and Operations

SomaLogic Operating Co., Inc. (formerly SomaLogic, Inc., and herein “SomaLogic Operating") was incorporated in the state of Delaware on October 13, 1999 and is headquartered in Boulder, Colorado. SomaLogic Operating is a protein biomarker discovery and clinical diagnostics company that develops slow-offrate modified aptamers (“SOMAmers®”), which are modified nucleic acid-based protein binding reagents that are specific for their cognate protein, and offer proprietary SomaScan® services, which provide multiplex protein detection and quantification of protein levels in complex biological samples. The SOMAmers®/SomaScan® technology enables researchers to analyze various types of biological samples for protein biomarker signatures, which can be utilized in drug discovery and development. Biomarker discoveries from SomaScan® can lead to diagnostic applications in various areas of diseases including cardiovascular and metabolic disease, nonalcoholic steatohepatitis, and wellness, among others.

CM Life Sciences II Inc. (“CMLS II”) is a blank check company incorporated as a Delaware corporation on December 15, 2020. CMLS II was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

On September 1, 2021 (the “Closing Date”), we consummated the business combination (the “Business Combination”) contemplated by the Merger Agreement (as amended, the “Merger Agreement”), dated March 28, 2021 by and among CMLS II, S-Craft Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of CMLS II (“Merger Sub”), and SomaLogic Operating ("Old SomaLogic"). Pursuant to the Merger Agreement, Merger Sub merged with and into Old SomaLogic, with Old SomaLogic surviving the merger as a wholly-owned subsidiary of CMLS II. Upon the closing of the Business Combination (the “Closing”), CMLS II changed its name to SomaLogic, Inc., and Old SomaLogic changed its name to SomaLogic Operating Co., Inc.

Unless the context otherwise requires, the terms “we”, “us”, “our”, “SomaLogic" and “the Company" refer to Old SomaLogic, SomaLogic, Inc., or the combined company and its subsidiaries following the Business Combination. See Note 2, Summary of Significant Accounting Policies—Presentation of Amounts After the Business Combination, and Note 3, Business Combination, for more details of the Business Combination and the presentation of historical amounts and balances after the Business Combination. The Company's Common Stock and warrants to purchase Common Stock are now listed on the Nasdaq under the ticker symbols “SLGC” and "SLGCW".

COVID-19 Pandemic
The Company is subject to ongoing uncertainty concerning the Coronavirus Disease 2019 (COVID-19) pandemic, including its length and severity and its effect on the Company’s business. The COVID-19 pandemic resulted in delays in fundraising efforts and revenue during fiscal year 2020. In response, the Company took aggressive actions to reduce spend and contain costs including implementing a hiring freeze, eliminating travel, executing early lease terminations for two administrative buildings in Boulder, Colorado, as well as closing the Company’s Oxford, United Kingdom laboratory. The Company experienced notable shifts in research funding in the pharmaceutical industry to COVID-19 research, largely delaying revenue from the first half of 2020 to the second half of 2020. The Company modified its Amended and Restated Credit Agreement in the second and fourth quarters of 2020 in order to avoid noncompliance with financial and nonfinancial covenants (see Note 10, Debt).
The COVID-19 pandemic continues to be dynamic and near-term challenges across the economy remain. The Company expects continued volatility and unpredictability related to the impact of COVID-19 on business results. The Company continues to actively monitor the pandemic and will continue to take appropriate steps to mitigate the adverse impacts on the business posed by the on-going spread of COVID-19.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements and accompanying notes include the accounts of SomaLogic and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Old SomaLogic as of and for the year ended December 31, 2020, and of CMLS II as of December 31, 2020 and for the period from December 15, 2020 (inception) through December 31, 2020. The December 31, 2020 condensed consolidated balance sheet presented herein was derived from Old SomaLogic’s audited consolidated financial statements.

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments considered necessary for a fair presentation of interim financial information, to present fairly the Company’s condensed consolidated financial position and its results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period.

Basis for Financial Balances After the Business Combination

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, CMLS II is treated as the “acquired” company for financial reporting purposes and Old SomaLogic is treated as the accounting acquirer. This determination was primarily based on the following:

•the Old SomaLogic stockholders hold the majority of voting rights in the Company;
•Old SomaLogic had the right to designate a majority of members of the board of directors of the Company immediately after giving effect to the Business Combination;
•the senior management of Old SomaLogic comprises the senior management of the Company; and
•the operations of Old SomaLogic comprise the ongoing operations of the Company.

Accordingly, for accounting purposes, our financial statements represent a continuation of the financial statements of Old SomaLogic with the Business Combination being treated as the equivalent of Old SomaLogic issuing stock for the net assets of the CMLS II, accompanied by a recapitalization. The net assets of Old SomaLogic are stated at historical cost, with no goodwill or other intangible assets recorded.

In connection with the Business Combination each share of Old SomaLogic Class B common stock (including shares of Old SomaLogic Class B common stock resulting from the deemed conversion of Old SomaLogic redeemable convertible preferred stock) converted into the right to receive 0.8381 shares (the "Exchange Ratio”) of our Class A common stock, par value $0.0001, (“Common Stock”). The recapitalization of the number of shares of our Common Stock is reflected retrospectively to the earliest period presented, based upon the Exchange Ratio, and is utilized for calculating net loss per share in all prior periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, inventory valuation, compound derivative liability valuation, the valuation of stock-based compensation awards, warrant liabilities valuations, and earn-out liability valuations. We base our estimates on current facts, historical and anticipated results, trends, and other relevant assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments, and accounts receivable. Our cash and cash equivalents are deposited with high-quality financial institutions. Deposits at these institutions may, at times, exceed federally insured limits.

Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
as a percentage of total revenues and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	September 30, 2021	December 31, 2020	Three months ended September 30,		Nine Months Ended September 30,
			2021	2020	2021	2020
Customer A	36%	26%	27%	23%	24%	35%
Customer B	*	11%	*	39%	17%	20%
Customer C	10%	25%	*	11%	11%	*
Customer D	*	16%	*	*	*	*
Customer E	11%	*	*	*	*	*
*        less than 10%

Customers outside of the United States collectively represented 18% and 6% of the Company’s gross accounts receivable balance as of September 30, 2021 and December 31, 2020, respectively.

Certain components included in our products require customization and are obtained from a single source or a limited number of suppliers.

Inventory

Inventory is stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs. The Company estimates the recoverability of inventory by referencing estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected usage, no longer meets quality specifications, or has a cost basis in excess of its estimated net realizable value and records a charge to cost of revenue for such inventory as appropriate. The value of inventory that is not expected to be used within 12 months of the balance sheet date is classified as non-current inventory in the accompanying condensed consolidated balance sheets.

Warrant Liabilities

During February 2021, in connection with CMLS II’s initial public offering, CMLS II issued 5,519,991 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, with the consummation of the CMLS II initial public offering, CMLS II issued 5,013,333 warrants through a private placement (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to purchase shares of Common Stock at $11.50 per share. All of the Warrants were outstanding as of September 30, 2021.

We classify the Warrants as liabilities on our condensed consolidated balance sheet as these instruments are precluded from being indexed to our own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815, Derivatives and Hedging (“ASC 815”). Since the Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities at fair value on the date of the Business Combination, with subsequent changes in their respective fair values recognized within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss at each reporting date. See Note 11, Stockholders' Equity, for more information on the Warrants.

Earn-Out Liability

As a result of the Business Combination, the Company recognized Earn-Out Shares (defined below) contingently issuable to former stockholders of Old SomaLogic as a liability in accordance with ASC 815. The liability was included as part of the consideration transferred in the Business Combination and was recorded at fair value. The earn-out liability is remeasured at the end of each reporting period, with the corresponding gain or loss recorded within change in fair value of earn-out liability in the condensed consolidated statements of operations and comprehensive loss. See Note 3, Business Combination, for more information on the Earn-Out Shares and liability.

Revenue Recognition

The Company recognizes revenue from sales to customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 provides a five-step model for recognizing revenue that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

The Company recognizes revenue when or as control of promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue and products are sold without the right of return.

Payment terms may vary by customer, are based on customary commercial terms, and are generally less than one year. The Company does not adjust revenue for the effects of a significant financing component for contracts where the period between the transfer of the good or service and collection is one year or less. The Company expenses incremental costs to obtain a contract when incurred since the amortization period of the asset that would otherwise be recognized is one year or less.

Assay Services Revenue

The Company generates assay services revenue primarily from the sale of SomaScan® services. SomaScan® service revenue is derived from performing the SomaScan® assay on customer samples to generate data on protein biomarkers. Revenue from SomaScan® services is recognized at the time the analysis data or report is delivered to the customer, which is when control has been transferred to the customer. SomaScan® services are sold at a fixed price per sample without any volume discounts, rebates, or refunds.

The delivery of each assay data report is a separate performance obligation. For arrangements with multiple performance obligations, the transaction price must be allocated to each performance obligation based on its relative standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation as there are few directly comparable products in the market and factors such as customer size are factored into the determination of selling price. We determine standalone selling prices based on amounts invoiced to customers in observable transactions.

Product Revenue

Product revenue primarily consists of kit sales to customers who assay samples in their own laboratories. The Company receives a fixed price per kit and revenue from product sales is recognized upon transfer of control to the customer. The principal terms of sale are freight on board (“FOB”) shipping point and as such, the Company transfers control and records revenue for product sales upon shipment. Shipping and handling costs billed to customers are included in product revenue in the condensed consolidated statements of operations and comprehensive loss.

Collaboration Revenue

In July 2011, NEC Corporation (“NEC”) and the Company entered into a Strategic Alliance Agreement (the “SAA”) to develop a professional software tool to enable SomaScan® customers to easily access and interpret the highly multiplexed proteomic data generated by SomaLogic’s SomaScan® assay technology in the United States. To support this development, NEC made an upfront payment of $12.0 million and SomaLogic agreed to pay NEC a perpetual royalty on certain SomaScan® revenues. This agreement includes a clause whereby if there is a material breach of the contract or change in control of the Company, the Company may be required to pay a fee to terminate the agreement.

The Company determined that the SAA met the criteria set forth in ASC 808, Collaborative Arrangements, (“ASC 808”) because both parties were active participants and were exposed to significant risks and rewards dependent on commercial failure or success. The Company recorded the upfront payment as deferred revenue to be recognized over the period of performance of 15 years. The revenue was recorded in collaboration revenue in the condensed consolidated statements of operations and comprehensive loss.

In March 2020, NEC and the Company mutually terminated the SAA and concurrently the Company and NEC Solution Innovators, Ltd. (“NES”), a wholly owned subsidiary of NEC, entered into a new arrangement, the Joint Development and Commercialization Agreement (the “JDCA”), to develop and commercialize SomaScan® services in Japan. NES agreed to make annual payments of $2 million for five years, for a total of $10.0 million, in exchange for research and development activities, as described below. The Company determined the JDCA should be accounted for as a modification of the SAA. Therefore, the remaining SAA deferred revenue balance as of the date of the modification was included as consideration under the JDCA resulting in total consideration of $15.3 million for research and development activities. We determined that this arrangement also meets the criteria set forth in ASC 808. The JDCA contains three separate performance obligations: (i) research and development activities, (ii) assay services, and (iii) a 10-year exclusive license of the Company’s intellectual property.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(i) Research and Development Activities

The Company determined that NES is not a customer with respect to the research and development activities associated with the collaboration arrangement under ASC 808. The Company’s efforts related to the research and development activities are incurred consistently throughout the performance period. As a result, the Company recognizes revenue from these activities over time on a straight-line basis and records revenue in collaboration revenue in the condensed consolidated statements of operations and comprehensive loss.

(ii) Assay Services

The Company determined that NES is a customer for the assay services performance obligation, which should be accounted for using the criteria under ASC 606. The Company receives a fixed fee (standalone selling price) per sample in exchange for assaying samples, which is a service performed for other customers in the ordinary course of business. This performance obligation is recognized at a point in time when the assay data report is delivered to the customer and recorded in assay services revenue in the condensed consolidated statements of operations and comprehensive loss.

(iii) License of Intellectual Property

The Company determined that NES is a customer for the license performance obligation, which should be accounted for using the criteria under ASC 606. The Company receives royalties based on NES’ net sales and determined the allocation of royalties solely to this performance obligation is consistent with the objectives in ASC 606. This performance obligation was satisfied at the beginning of the license term. Subject to the sales and usage-based royalty exception, revenue is recognized in the period in which the subsequent sale or usage has occurred. Royalties are recorded in other revenue in the condensed consolidated statements of operations and comprehensive loss.

Other Revenue

Other revenue includes royalty revenue and revenue received from research grants. The Company recognizes royalty revenue for fees paid by customers in return for the exclusive license to make, use or sell certain licensed products in certain geographic areas. These fees are equivalent to a percentage of the customer’s related revenues. The Company recognizes revenue for sales-based or usage-based royalties promised in exchange for a license of intellectual property when the later of the following events occurs: (i) the subsequent sale or usage occurs, or (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been satisfied. As such, revenue is recognized in the period in which the subsequent sale or usage has occurred.

In June 2008, the Company and New England Biolabs, Inc. (“NEB”) entered into an exclusive licensing agreement, whereby the Company provides a license to use certain proprietary information and know-how relating to its aptamer technology to make and use commercial products. In exchange, the Company receives royalties from NEB for these products. The Company recognized royalties of approximately $1.5 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $6.6 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Grant revenue represents funding under cost reimbursement programs from government agencies and non-profit foundations for qualified research and development activities performed by the Company. The Company recognizes grant revenue when it is reasonably assured that the grant funding will be received as evidenced through the existence of a grant arrangement, amounts eligible for reimbursement are determinable and have been incurred, the applicable conditions under the grant arrangements have been met, and collectability of amounts due is reasonably assured. The classification of costs incurred related to grants is based on the nature of the activities performed by the Company. Grant revenue is recognized when the related costs are incurred and recorded in other revenue in the condensed consolidated statements of operations and comprehensive loss.

Segment Information

The Company has one operating segment. The Company’s chief operating decision maker (the “CODM”) role is performed by the Company’s Chief Executive Officer. The CODM manages the Company’s operations on a consolidated basis for purposes of allocating resources and assessing performance. Substantially all of the Company’s operations and decision-making functions are located in the United States.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Recent Accounting Pronouncements

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail itself of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies so long as we remain an emerging growth company.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendment also simplifies the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity's Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendment revises the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity's ability to rebut the presumption. ASC 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. ASU 2020-06 may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact the standard may have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions related to contract modifications and hedge accounting to address the transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The standard is effective upon issuance and can be applied as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740 as part of an overall simplification initiative. The effective date for the standard is for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact the standard may have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” (CECL) model that requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which extends the effective date of ASU 2016-13 for non-public business entities to fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which extended the effective date of ASU 2016-02 for non-public business entities to fiscal years beginning after December 31, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company anticipates that it will elect to adopt the practical expedient to not separate lease and non-lease components. The Company also anticipates that it will elect to adopt the package of practical expedients, which allows it to not reassess: 1) whether any expired or existing contracts are or contain leases, 2) the lease classification for any expired or existing leases and 3) initial direct costs for any existing leases. The Company will elect to not recognize on the balance sheet leases with terms of 12 months or less. For these short-term leases, the Company will recognize the lease payments in profit or loss on a straight-line basis over the lease term and any variable lease payments in the period in which the obligation for those payments is incurred. The Company is currently evaluating the impact the standard may have on its consolidated financial statements and related disclosures.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 3 — Business Combination

As described in Note 1, Description of Business—Organization and Operations, we consummated the Merger Agreement on the Closing Date. Pursuant to the terms of the Merger Agreement, the merger consideration payable to stockholders of Old SomaLogic at the Closing Date was $1.25 billion, consisting of cash payments of $50 million and equity consideration in the form of (i) the issuance of shares of Common Stock and (ii) rollover of Old SomaLogic’s outstanding options. The number of shares of Common Stock issued to Old SomaLogic stockholders was based on a deemed value of $10.00 per share after giving effect to the Exchange Ratio. Each option of Old SomaLogic that was outstanding immediately prior to the Closing Date was assumed by SomaLogic and converted into an option to acquire an adjusted number of shares of Common Stock of SomaLogic at an adjusted exercise price per share based on the Exchange Ratio. These assumed options will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the original instrument.

Earn-Out Shares

The Merger Agreement also provides additional shares of Common Stock to Old SomaLogic shareholders and to certain employees and directors of SomaLogic (“Earn-Out Service Providers”) of up to 3,500,125 and 1,499,875, respectively (the “Earn-Out Shares”). The Earn-Out Shares are payable if the price of our Common Stock is greater than or equal to $20.00 for a period of at least 20 out of 30 consecutive trading days at any time between the 13- and 24-month anniversary of the Closing Date (the “Triggering Event”). Any Earn-Out Shares issuable to an Earn-Out Service Provider shall be issued only if such individual continues to provide services (whether as an employee or director) through the date of occurrence of the corresponding Triggering Event (or a change in control acceleration event, if applicable) that causes such Earn-Out Shares to become issuable (refer to Note 13, Stock-based Compensation). Any Earn-Out Shares that are forfeited pursuant to the preceding sentence shall be reallocated to the Old SomaLogic stockholders in accordance with their respective pro rata Earn-Out Shares. As of September 30, 2021, the contingency has not been met and, accordingly, no shares of Common Stock have been issued.

PIPE (Private Investment in Public Entity) Investment

In connection with the Business Combination, CMLS II entered into subscription agreements with certain institutional and accredited investors (the “PIPE Investors”), pursuant to which the PIPE Investors purchased, concurrently with the Closing, an aggregate of 36,500,000 shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $365.0 million (the “PIPE Investment”).

CMLS II Shares

In connection with the Closing, certain CMLS II holders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 809,850 shares of CMLS II common stock at an approximate price of $10.00 per share, for an aggregate of approximately $8.1 million, which was paid to such holders at the Closing (the “CMLS II Redemption”). Immediately following the Closing, all of the 6,900,000 issued and outstanding shares of CMLS II Class B common stock (“CMLS II Founder Shares”), automatically converted, on a one-for-one basis, into shares of Common Stock in accordance with CMLS II’s amended and restated certificate of incorporation.

Summary of Shares Issued

The following table details the number of shares of Common Stock issued immediately following the consummation of the Business Combination:

Shares
CMLS II Class A common stock, outstanding prior to Business Combination	27,600,000
Less: CMLS II Redemption shares	(809,850)
Class A common stock of CMLS II, net of redemptions	26,790,150
Conversion of CMLS II Founder Shares for Common Stock	6,900,000
Shares issued pursuant to PIPE Investment	36,500,000
Conversion of Old SomaLogic shares for Common Stock (1)	110,973,213
Total shares of SomaLogic Common Stock, immediately after Business Combination	181,163,363
(1) The number of Old SomaLogic shares was determined as the 75,404,883 shares of Old SomaLogic Class B common stock and 31,485,973 shares of Old SomaLogic redeemable convertible preferred stock (assuming deemed conversion to Old SomaLogic Class B common stock) outstanding immediately prior to the closing of the Business Combination multiplied by the Exchange Ratio of 0.8381.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Summary of Net Proceeds

On the Closing Date, SomaLogic received gross proceeds of $619.4 million, consisting of $365.0 million from the PIPE Investors and $254.4 million from CMLS II. The gross proceeds were reduced by $50.0 million of cash payments made to Old SomaLogic stockholders (based on certain Old SomaLogic stockholders’ election to receive cash instead of equity consideration) and $39.3 million of direct transaction costs incurred by the Company. These direct transaction costs were included in additional paid-in capital and reflected as an offset against the proceeds.

Note 4 — Revenue

The following table provides information about disaggregated revenue by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Assay services revenue	$17,499	$11,378	$48,308	$22,166
Product revenue	75	455	730	1,144
Collaboration revenue	763	763	2,288	1,720
Other revenue:
Royalties	1,520	1,627	6,570	2,608
Other	135	10	736	28
Total other revenue	1,655	1,637	7,306	2,636
Total revenue	$19,992	$14,233	$58,632	$27,666
Contract Balances and Remaining Performance Obligations

As of September 30, 2021 and December 31, 2020, deferred revenue was $6.6 million and $5.2 million, respectively. As of September 30, 2021 and December 31, 2020, the portion of deferred revenue related to collaboration revenue was $4.7 million and $5.0 million, respectively, which is being recognized on a straight-line basis over the period of performance. The weighted average remaining performance period is approximately 2.2 years.

A summary of the change in contract liabilities is as follows:

(in thousands)	September 30, 2021	December 31, 2020
Balance at beginning of period	$5,177	$5,469
Recognition of revenue included in balance at beginning of period	(1,499)	(1,003)
Revenue deferred during the period, net of revenue recognized	2,947	711
Balance at end of period	$6,625	$5,177

Note 5 — Fair Value Measurements

Assets measured at fair value on a recurring basis

The following tables set forth our financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements:

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

As of September 30, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$432,581	$—	$—	$432,581	Level 1
Money market funds	19,129	—	—	19,129	Level 1
Commercial paper	16,998	—	—	16,998	Level 2
Total cash and cash equivalents	468,708	—	—	468,708
Investments:
Commercial paper	174,601	11	(13)	174,599	Level 2
U.S. Treasuries	2,003	—	—	2,003	Level 2
Asset-backed securities	10,115	1	(3)	10,113	Level 2
Corporate bonds	18,285	—	(5)	18,280	Level 2
International government securities	2,000	—	—	2,000	Level 2
Total investments	207,004	12	(21)	206,995
Total assets measured at fair value on a recurring basis	$675,712	$12	$(21)	$675,703

As of December 31, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$138,977	$—	$—	$138,977	Level 1
Money market funds	23,568	—	—	23,568	Level 1
Commercial paper	2,399	—	—	2,399	Level 2
Total cash and cash equivalents	164,944	—	—	164,944
Investments:
Commercial paper	33,863	2	(2)	33,863	Level 2
Corporate bonds	6,093	—	(2)	6,091	Level 2
Total investments	39,956	2	(4)	39,954
Total assets measured at fair value on a recurring basis	$204,900	$2	$(4)	$204,898
All of the U.S. Treasury securities, asset-backed debt securities, commercial paper, corporate bonds, and international government securities that are designated as available-for-sale securities have an effective maturity date that is less than one year from the respective balance sheet date, and accordingly, have been classified as current in the condensed consolidated balance sheets.

We classify our investments in money market funds within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We classify our commercial paper, corporate bonds, U.S. Treasuries, asset-backed securities, and international government securities as Level 2 and obtain the fair value from a third-party pricing service, which may use quoted market prices for identical or comparable instruments or model-driven valuations using observable market data or inputs corroborated by observable market data.

As all of our available-for-sale securities have been held for less than a year as of both September 30, 2021 and December 31, 2020, no security has been in an unrealized loss position for 12 months or greater. We evaluated our securities for other-than temporary impairment and considered the decline in market value for the securities to be primarily attributed to current economic and market conditions. It is not more likely than not that we will be required to sell the securities, and we do not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, the available-for-sale securities were not considered to be other-than-temporarily impaired as of September 30, 2021 and December 31, 2020.

Liabilities measured at fair value on a recurring basis

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

(in thousands)	September 30, 2021	December 31, 2020	Fair Value Level
Liabilities:
Warrant liability - Public Warrants	$19,044	$—	Level 1
Warrant liability - Private Placement Warrants	17,296	—	Level 2
Earn-out liability	30,678	—	Level 3
Compound derivative liability	—	425	Level 3
Total liabilities measured at fair value on a recurring basis	$67,018	$425

Warrant liabilities

The Public Warrants were valued using Level 1 inputs as they are traded in an active market. The fair value of the Private Placement Warrants is equivalent to that of the Public Warrants as they have substantially the same terms; however, as they are not actively traded, they are classified as Level 2 in the hierarchy table above.

The change in the fair value of the warrant liabilities for the nine months ended September 30, 2021 is summarized as follows:

(in thousands)	Fair Value
Fair value of warrant liabilities at Closing	$28,229
Change in fair value of warrant liabilities	8,111
Balance as of September 30, 2021	$36,340

Earn-out liability

The fair value of the Earn-Out Shares was estimated using a Monte Carlo simulation model. The fair value is based on the simulated price of the Company over the maturity date of the contingent consideration and increased by estimated forfeitures of Earn-Out Shares issued to Earn-Out Service Providers.

The significant unobservable inputs used in the Monte Carlo simulation to measure the Earn-Out Shares that are categorized within Level 3 of the fair value hierarchy as of September 30, 2021 and the Closing Date are as follows:

	September 30, 2021	September 1, 2021
Stock price on valuation date	$12.39	$10.63
Volatility	88.2%	89.8%
Risk-free rate	0.11%	0.10%
Dividend yield	—%	—%

The change in the fair value of the earn-out liability for the nine months ended September 30, 2021 is summarized as follows:

(in thousands)	Fair Value
Fair value of earn-out liability at Closing	$25,016
Change in fair value of earn-out liability	5,662
Balance as of September 30, 2021	$30,678

Compound derivative liability

The fair value of the compound derivative liability was approximately $0.4 million as of December 31, 2020 and is recorded in other long-term liabilities on the condensed consolidated balance sheet. We measured the compound derivative liability at each balance sheet date using a probability-weighted method with unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for the probability-weighted valuation include the Company’s credit spread, applicable market discount rates, estimated recovery rates and U.S. Treasury rates. The credit spread assumption was approximately 8% and the recovery rate was approximately 69% as of December 31, 2020.

Due to deteriorating economic conditions and delays in fundraising efforts during the COVID-19 pandemic in the second quarter of 2020, we restructured the Amended and Restated Credit Agreement on June 29, 2020 (see Note 10, Debt). We recorded an increase in the fair value of the compound derivative of $4.8 million immediately prior to the restructuring, which was recorded as interest expense in the accompanying condensed consolidated statement of operations and comprehensive loss. The amendment fee of $2.5 million and the present value of the additional interest of approximately $1.4 million were settled against the compound derivative liability.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
On April 9, 2021, the Company repaid the Amended and Restated Credit Agreement in full and the fair value of the compound derivative liability was included in the net carrying amount of the debt used to determine the loss on extinguishment of debt. See Note 10, Debt, for more information.

Convertible debt

The fair value of the Convertible Debt was approximately $2.3 million as of December 31, 2020, which was a Level 3 measurement based on the conversion value of the instrument. See Note 10, Debt, for more information.

Note 6 — Inventory

Inventory was comprised of the following at:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$14,283	$12,883
Finished goods	173	161
Total inventory	$14,456	$13,044
Inventory (current)	$10,646	$7,020
Non-current inventory	$3,810	$6,024

Note 7 — Property and Equipment

Property and equipment was comprised of the following at:

(in thousands)	September 30, 2021	December 31, 2020
Lab equipment	$10,017	$9,865
Computer equipment	1,417	1,402
Furniture and fixtures	946	947
Software	3,366	2,657
Leasehold improvements	2,329	3,539
Construction in progress	3,252	81
Total property and equipment, at cost	21,327	18,491
Less: Accumulated depreciation and amortization	(14,840)	(14,578)
Property and equipment, net	$6,487	$3,913

Depreciation expense was $0.3 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $1.4 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense related to internal use software was $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 8 — Accrued Liabilities

Accrued liabilities consisted of the following at:

(in thousands)	September 30, 2021	December 31, 2020
Accrued compensation	$5,578	$5,378
Accrued charitable contributions	400	400
Accrued medical claims	348	307
Other	163	225
Total accrued liabilities	$6,489	$6,310

Note 9 — Commitments and Contingencies

Operating Leases

We have entered into various non-cancelable operating lease agreements for our current headquarters and laboratory facilities in Boulder, Colorado. In August 2015, the Company entered into a lease agreement for the Company’s corporate headquarters with a lease term that expires in June 2023; however, in September 2020, we agreed to terminate the lease effective June 2021. As a result, we paid a termination penalty of $0.3 million, which was recorded in selling,

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
general and administrative expenses during the three and nine months ended September 30, 2020. A second lease, originally entered into in January 2017, expired in August 2021. This lease expired with no termination penalties.

In August 2020, we announced the closure of our Oxford, United Kingdom laboratory, although we continue to use the space for storage of property and equipment as of September 30, 2021. The related laboratory lease term is set to expire on December 31, 2021 and does not provide for early termination.

We also have operating leases for our research and development lab facility and operations lab facility in Boulder, Colorado. During the year ended December 31, 2021, we extended the lease term on both leases until February 2026 and December 2023, respectively. The laboratory leases include escalating rent payments and options to renew the leases. We have deposits of $0.8 million and $0.3 million classified as restricted cash and included in other long-term assets as of September 30, 2021 and December 31, 2020, respectively. The deposits are restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of one of the Company’s facilities.

As of September 30, 2021, we have future commitments resulting from these operating lease arrangements totaling $5.2 million.

SAFE Agreement

In December 2019, in conjunction with a revenue contract with a customer, we entered into a Simple Agreement for Future Equity (the “SAFE”). The SAFE agreement provided the customer with the right to purchase a SAFE for a fixed payment of $5.0 million that would convert into equity (variable number of shares based upon fair value at the date of issuance) upon certain specified fundraising events. The right to purchase the SAFE was contingent on the customer’s approval of our plan to move to the next version of our SomaScan® platform (the “Reversioning Plan”), which did not occur until January 2020. The obligation was classified as a liability and measured at fair value upon the customers’ approval of the Reversioning Plan in January 2020. We received $5.0 million in cash and the customer was issued 737,463 shares of Old SomaLogic redeemable convertible preferred stock, which effectively converted the liability into redeemable convertible preferred stock. The 737,463 shares of Old SomaLogic redeemable convertible preferred stock that were issued for the SAFE are presented in the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as 1,236,135 shares of Common Stock as a result of the reverse recapitalization.

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We are not currently party to any material legal proceedings in which a potential loss is probable or reasonably estimable.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

Note 10 — Debt

Debt consisted of the following at:

(in thousands)	September 30, 2021	December 31, 2020
Paycheck Protection Program loan	$—	$3,520
Amended and Restated Credit Agreement	—	33,087
Plus: Premium	—	708
Less: Unamortized debt issuance costs	—	(2,566)
Total long-term debt	$—	$34,749
Current portion of long-term debt	$—	$2,423
Long-term debt, net of current portion	$—	$32,326

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

Convertible Debt

We had an unsecured convertible promissory note that was issued in March 2007, at par value, for an aggregate principal amount of $2.0 million (the “Convertible Debt”). In June 2017, the original maturity date for the Convertible Debt was extended to June 30, 2024 and the interest rate was amended to a fixed rate of 3.75%. We performed a two-step analysis in accordance with ASC 470-50, Debt — Modification and Extinguishments, and determined that the amendment should be accounted for as a modification because the present value of the cash flows under the terms of the modified agreement were not substantially different than the present value of the remaining cash flows under the terms of the original agreement and the change in the value of the conversion option was not substantially different than the carrying value of the Convertible Debt. The resulting impact was a reduction in the carrying amount of the Convertible Debt for $0.1 million and an offsetting impact to additional paid-in capital. Amortization of the discount was less than $0.1 million for the nine months ended September 30, 2021 and 2020.

The Convertible Debt had a voluntary conversion feature that allowed the holder, at its sole option, the right to request the Company to convert the principal, any accrued, but unpaid interest and any other unpaid amount of the obligation into our common stock or preferred stock. There was also an automatic conversion feature that permitted the Convertible Debt to be settled in common stock or cash upon certain events. The number of shares of common or preferred stock that could have been issued would have been determined based on the total outstanding obligation divided by $3.72 or $5.87, respectively.

On March 30, 2021, we issued a notice of prepayment to the holder of the Convertible Debt stating the Company intended to prepay the full outstanding Convertible Debt obligation. The holder then had the option to either request a conversion to equity pursuant to the Convertible Debt voluntary conversion provisions, described above, or accept the Company’s prepayment. On July 9, 2021, the Company and the holder of the Convertible Debt amended the conversion terms and simultaneously converted the Convertible Debt into 682,070 shares of Old SomaLogic Class B common stock. We recognized a $2.7 million loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive loss during the third quarter of 2021 as a result of the conversion. Since the Convertible Debt was settled in full, there is no outstanding balance as of September 30, 2021. The 682,070 shares of Old SomaLogic Class B common stock that were issued for the conversion of Convertible Debt are presented in the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as 571,642 shares of Common Stock as a result of the reverse recapitalization.

Interest expense on the Convertible Debt was less than $0.1 million for the three and nine months ended September 30, 2021 and 2020.

Paycheck Protection Program

In April 2020, we received a loan in the aggregate amount of $3.5 million, pursuant to the Paycheck Protection Program (the “PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration. The PPP loan, which was in the form of a note dated April 13, 2020, matures on April 13, 2022 and bears interest at a rate of 0.98% per annum. All principal and interest payments were deferred until April 13, 2021.

Under the terms of the CARES Act, we could apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness was determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, eligible payroll costs and mortgage interest, rent or utility costs, and on the maintenance or rehiring of employees and maintaining compensation levels during the eight-week period following the funding of the PPP loan. On June 21, 2021, we were notified by the lender that the PPP loan had been forgiven for the full amount borrowed under the PPP loan, including less than $0.1 million of accrued interest. In accordance with ASC 405-20, Extinguishment of Liabilities, the income from the forgiveness of the amount borrowed and the accrued interest was recognized as a gain on extinguishment of debt recorded within loss on extinguishment of debt, net in the condensed consolidated statement of operations and comprehensive loss during the second quarter of 2021. As the PPP loan was forgiven, there is no outstanding balance as of September 30, 2021.

Amended and Restated Credit Agreement

In February 2016, we entered into a credit agreement (the “Credit Agreement”) with Madryn Health Partners, LP (“Madryn”), under which we received net proceeds of approximately $35.0 million, including debt issuance costs of $0.8 million. Interest on the Credit Agreement accrued at an annual floating interest rate of LIBOR (with a 1% floor) plus 12.5%, payable quarterly, of which a portion could be deferred at our option and paid together with the principal at maturity (“payment in kind” or “PIK”). The Credit Agreement had an interest-only period through March 31, 2020 and a final maturity date of December 31, 2021.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
In December 2017, we entered into the Amended and Restated Credit Agreement, receiving an additional $3.4 million in proceeds. The Amended and Restated Credit Agreement reduced the floating interest rate of LIBOR plus 12.5% to 8.86%, waived revenue covenants until October 1, 2020 as long as cash and investments exceeded the principal balance of the debt, removed the option to defer a portion of the interest payment until maturity and extended the term to December 2022. As of December 31, 2017, the additional debt recorded as PIK was approximately $1.6 million. In exchange for these amendments, we issued 800,000 shares of Old SomaLogic Class B common stock to Madryn at a fair value of $12.35 per share. The fair value of the Old SomaLogic Class B common stock issued of $9.9 million, plus additional financing fees of $0.2 million, was recorded as deferred costs and is amortized to interest expense over the life of the loan using the effective interest rate method. The 800,000 shares of Old SomaLogic Class B common stock that were issued to Madryn are presented in the condensed consolidated statements of redeemable preferred stock and stockholders’ equity (deficit) as 670,480 shares of Common Stock as a result of the reverse recapitalization.

We determined that the Amended and Restated Credit Agreement contained put options related to early redemption mandatory prepayment terms in case of change in control or an event of default (the “Redemption Features”). The Redemption Features embedded in the Credit Agreement and Amended and Restated Credit Agreement met the requirements for separate accounting and were accounted for as a single, compound derivative instrument, in accordance with ASC 815.

On June 29, 2020, we signed an amendment to the Amended and Restated Credit Agreement. The amendment increased the fixed annual interest rate to 12%, of which 3% can be deferred at our option and paid together with the principal at maturity, waived or amended certain covenants and eliminated amortizing principal payments set to begin in March 2021. The entirety of the outstanding principal balance was due on the maturity date of December 31, 2022. Additionally, we incurred an amendment fee of $2.5 million, which was added to the outstanding principal balance. This amendment met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and received concessions. The amendment did not result in a gain on restructuring because the total undiscounted cash outflows required under the Amended and Restated Credit Agreement exceeded the carrying value of the debt immediately prior to the amendment. The present value of the additional interest resulted in a premium of $1.4 million.

On November 20, 2020, we signed an additional amendment to the Amended and Restated Credit Agreement. In connection with the amendment, we issued 2,651,179 shares of Old SomaLogic redeemable convertible preferred stock to Madryn for a total fair value of approximately $18.0 million in exchange for the deemed prepayment of $10.0 million in the principal amount, a prepayment penalty of $2.5 million and amendment fees of approximately $5.5 million. This amendment also reduced the fixed annual interest rate to 11%, of which 2% can be deferred at our option and paid together with the principal at maturity and amended certain change of control provisions. The 2,651,179 shares of Old SomaLogic redeemable convertible preferred stock that were issued for the conversion of the Convertible Debt are presented in the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as 4,443,906 shares of Common Stock as a result of the reverse recapitalization.

On April 9, 2021, we repaid the Amended and Restated Credit Agreement in full and the obligation was extinguished. In addition to the outstanding principal balance of $33.3 million as of that date, we also paid a prepayment penalty of approximately $4.0 million. As a result of the repayment of the Amended and Restated Credit Agreement, we recognized a $5.2 million loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive loss during the second quarter of 2021.

Obligations under the Amended and Restated Credit Agreement were collateralized by liens on substantially all of the Company’s assets, including certain intellectual property. The Amended and Restated Credit Agreement contains various customary representations and warranties, conditions to borrowings, events of default and covenants, including financial covenants requiring the maintenance of minimum annual revenue and liquidity. The Company was in compliance with its financial covenants under the Amended and Restated Credit Agreement as of the extinguishment date and December 31, 2020.

The Company incurred no interest expense and $1.5 million of interest expense for the three months ended September 30, 2021 and 2020, respectively, and $1.2 million and $4.6 million of interest expense for the nine months ended September 30, 2021 and 2020, respectively, under the Amended and Restated Credit Agreement. The interest expense includes noncash amortization of the debt issuance costs of approximately $0.4 million for the three months ended September 30, 2020, and $0.3 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively, and is net of amortization of premium of $0.3 million for the three months ended September 30, 2020, and $0.1 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the additional interest recorded as PIK, which was added to the principal balance of the long-term debt, was $0.2 million and $0.3 million, respectively. Interest of $0.3 million was recorded as PIK during the three months ended September 30, 2020.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 11 — Stockholders' Equity

Common and Preferred Stock

On September 1, 2021, in connection with the Business Combination, the Company amended and restated its certificate of incorporation to authorize 600,000,000 shares of Common Stock, par value of $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share ("Preferred Stock").

Warrants

As of September 30, 2021, there were an aggregate of 5,519,991 and 5,013,333 outstanding Public Warrants and Private Placement Warrants, respectively. Each warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share at any time commencing on February 25, 2022. The Warrants will expire on September 1, 2026 or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants, so long as they are held by CMLS Holdings II LLC, a Delaware limited liability company (the “Sponsor”) or any of its permitted transferees, (i) will not be redeemable by the Company (except as described below in “Redemption of Warrants When the Price per Share of Common Stock Equals or Exceeds $10.00”), (ii) may be exercised by the holders on a cashless basis, and (iii) will be entitled to certain registration rights. If the Private Placement Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

Redemptions of warrants when the price per share of Common Stock equals or exceeds $18.00 - Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders.

Redemptions of warrants when the price per share of Common Stock equals or exceeds $10.00 - Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” of our Common Stock (as defined below) except as otherwise described below;
•if, and only if, the closing price equals or exceeds $10.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
•if the closing price of the Common Stock for any 20 trading days within a 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of our Common Stock shall mean the volume weighted average price of our Common Stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. We will provide our warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Common Stock per warrant (subject to adjustment).

We will not redeem the Warrants as described above unless an effective registration statement under the Securities Act of 1933, as amended, covering our Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Common Stock is available throughout the 30-day redemption period. If the foregoing conditions are satisfied and we issue a notice of redemption, each warrant holder will be entitled to exercise their warrants prior to the scheduled redemption date.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 12 — Redeemable Convertible Preferred Stock

In November and December 2020, Old SomaLogic issued and sold 14,954,146 shares and 11,434,248 shares, respectively, of redeemable convertible preferred stock at a price of $6.78 per share for an aggregate purchase price of $213.5 million. We incurred equity issuance costs of $11.4 million in connection with these offerings, which are reflected as a reduction to the carrying value of the redeemable convertible preferred stock. As of December 31, 2020, there were 83,810,000 shares of redeemable convertible preferred stock authorized, 26,388,394 shares of redeemable convertible preferred stock issued and outstanding and a liquidation preference of $213.5 million. Prior to the closing of the Business Combination, there were no significant changes to the terms of the redeemable convertible preferred stock as compared to December 31, 2020. The aggregate 26,388,394 shares of redeemable preferred stock issued and sold are presented in the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as 52,776,787 shares of Common Stock as a result of the reverse recapitalization.

Immediately prior to the Closing, the redeemable convertible preferred stock of Old SomaLogic were converted into shares of Class B common stock of Old SomaLogic on a two-for-one basis and then converted into the Company’s Common Stock at an Exchange Ratio of 0.8381. We recorded the conversion of the underlying carrying value of the redeemable convertible preferred stock at the time of the Closing. There are no shares of redeemable convertible preferred stock authorized, issued or outstanding as of September 30, 2021.

Note 13 — Stock-based Compensation

We maintained two equity incentive plans – the 2009 Equity Incentive Plan (the “2009 Plan”) and the 2017 Equity Incentive Plan (the “2017 Plan”) under which incentive and nonstatutory stock options to purchase shares of Old SomaLogic’s common stock were granted to employees, directors, and non-employee consultants. The 2009 Plan was terminated during 2017 upon the adoption of the 2017 Plan, and no further awards were granted under the 2009 Plan thereafter. The outstanding options previously granted under the 2009 Plan continued to remain outstanding under the 2017 Plan.

In connection with the Business Combination, we assumed the 2017 Plan, including the 2009 Plan options outstanding under the 2017 Plan, upon Closing. We terminated the 2017 Plan, provided that the outstanding awards granted under the 2009 Plan and 2017 Plan continue to remain outstanding. Upon consummation of the Business Combination, all outstanding options were converted into an option to acquire an adjusted number of shares of Common Stock of SomaLogic at an adjusted exercise price per share based on the Exchange Ratio. Such options continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the original instrument.

In September 2021, our Board of Directors adopted, and our stockholders approved, a new incentive plan (the “Incentive Plan”), under which the Company may grant cash and equity incentive awards in the form of stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based awards, and performance awards to employees, directors, and consultants of the Company. The Incentive Plan became effective upon the closing of the Business Combination. Under the Incentive Plan, as of September 30, 2021, we were authorized to issue a maximum of 21,300,000 shares of Common Stock. As of September 30, 2021, no awards have been granted under the Incentive Plan. As of September 30, 2021, we have reserved 38,471,506 shares of Common Stock for issuance under all incentive plans.

Stock-based compensation was recorded in the condensed consolidated statements of operations and comprehensive loss as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of assay services revenue	$102	$105	$283	$321
Cost of product revenue	—	4	6	11
Research and development	7,712	683	9,286	2,097
Selling, general and administrative	4,870	2,295	11,125	7,404
Total stock-based compensation	$12,684	$3,087	$20,700	$9,833

Stock Options Awards

At September 30, 2021, there were 11,899,636 options outstanding within the 2009 Plan and the 2017 Plan and 5,259,078 options outstanding that were granted outside of the Incentive Plan. Generally, options vest over four years, with 25% vesting upon the first-year anniversary of the grant date and the remaining options vesting ratably each month thereafter.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
The following table shows a summary of all stock option activity for the nine months ended September 30, 2021:

(in thousands, except per share data)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	11,350,934	$3.92
Granted	7,326,665	$5.72
Exercised	(976,563)	$2.92
Forfeited	(387,978)	$4.11
Expired	(154,344)	$2.26
Outstanding as of September 30, 2021	17,158,714	$4.75	8.26	$131,028
Exercisable as of September 30, 2021	7,376,966	$3.79	6.84	$63,422
Vested and expected to vest as of September 30, 2021	15,070,231	$4.66	8.11	$116,462

The total intrinsic value of options exercised during the three months ended September 30, 2021 and 2020 was approximately $0.1 million and $0.1 million, respectively, and during the nine months ended September 30, 2021 and 2020 was approximately $1.8 million and $0.3 million, respectively.

The assumptions used in valuing the stock options granted are set forth in the following table:

Nine Months Ended September 30,
	2021	2020
Expected dividend yield	—%	—%
Expected volatility	86.8 – 92.8%	83.5 – 86.9%
Risk-free interest rate	0.64 – 1.11%	0.34 – 0.44%
Expected weighted-average life of options	6.04 years	5.95 years

The weighted-average grant date fair value for options granted during the nine months ended September 30, 2021 and 2020 was $3.78 and $1.72, respectively.

Based on options granted to employees as of September 30, 2021, total compensation expense not yet recognized related to unvested options is approximately $28.6 million, which is expected to be recognized over a weighted average period of 2.64 years.

In June 2021, the Company modified options held by directors that resigned from our Board of Directors to accelerate the vesting and/or extend contractual terms. In connection with these modifications, the Company recorded incremental stock-based compensation expense of $0.7 million in the second quarter of 2021.

Secondary Sale Transaction

On July 1, 2021, an employee of the Company sold shares of the Company’s common stock and vested options to acquire shares of our common stock at a sales price that was above the then-current fair value. Since the purchasing parties are holders of economic interest in the Company and acquired shares and options from a current employee at a price in excess of fair value of such shares and options, the amount paid in excess of the fair value at the time of the secondary sale was recognized as stock-based compensation expense.

Total stock-based compensation expense related to the secondary sale transaction of $6.5 million included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 was recorded within research and development expenses.

Performance Awards

In July 2021, we entered into a consulting agreement (the “Consulting Milestone Agreement”) with a vendor, Abundant Venture Innovation Accelerator (“AVIA”), to provide services related to expanding our contractual relationships with health system providers. AVIA is a related party (see Note 16, Related Parties). The Consulting Milestone Agreement includes a fixed amount of compensation in our Common Stock for achievement of certain milestones related to our business. We account for these awards as stock compensation liabilities with a performance condition, which are

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
measured at fair value on the date of the grant and recognized over the expected performance period when it is probable the milestone will be achieved.

In August 2021, we issued 14,727 shares of Old SomaLogic Class B common stock related to this Consulting Milestone Agreement for milestones achieved. We recognized approximately $0.8 million of stock-based compensation expense during the three and nine months ended September 30, 2021. As of September 30, 2021, the remaining commitment of $0.7 million is recorded in other long-term liabilities. The 14,727 shares of Old SomaLogic Class B common stock issued for milestones achieved are presented in the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as 12,342 shares of Common Stock as a result of the reverse recapitalization.

Service Provider Earn-Out Shares

Upon the consummation of the Business Combination, 1,499,875 Earn-Out Shares, subject to vesting and forfeiture conditions, were issued to Earn-Out Service Providers (the “Service Provider Earn-Outs”). As the issuance of the Service Provider Earn-Outs is contingent on services being provided, we have accounted for them in accordance with ASC 718, Compensation - Stock Compensation. As of September 30, 2021, 1,494,208 Service Provider Earn-Outs were outstanding after forfeitures. Upon forfeiture, the forfeited shares will be redistributed to the Old SomaLogic stockholders. The fair value of the Service Provider Earn-Outs on the grant date is a weighted average of $7.04 per share and will be recognized as stock-based compensation expense on a straight-line basis over the derived service period of 1.2 years or shorter if the awards vest. The assumptions used in valuing the Service Provider Earn-Outs using the Monte Carlo simulation included volatility of 89.8%, risk-free interest rate of 0.10% to 0.11%, a stock price of $10.63 to $10.67, and a forfeiture rate of approximately 5%. The Company recorded $1.0 million in stock-based compensation expense related to the Service Provider Earn-Outs during the three and nine months ended September 30, 2021, and $9.0 million is expected to be recorded over the remaining estimated service period.

Note 14 — Income Taxes

There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets in the United States. For the three and nine months ended September 30, 2021 and 2020, the Company recognized no provision for income taxes in the United States. The foreign provision for income taxes was immaterial for the three and nine months ended September 30, 2021 and 2020.

Utilization of net operating loss carryforwards, tax credits and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Note 15 — Employee Benefit Plans

The Company sponsors a 401(k) plan, covering all employees in the United States. The Company matches 100% of the first 4% of employee contribution with immediate vesting. We made matching contributions of approximately $0.2 million during the three months ended September 30, 2021 and 2020, and approximately $0.8 million and $0.6 million during the nine months ended September 30, 2021 and 2020, respectively.

Note 16 — Related Parties

The Company paid $0.1 million of an unconditional contribution to a related party during the nine months ended September 30, 2021 and 2020. As of September 30, 2021, $0.4 million of the $0.5 million remaining pledge is recorded in accrued liabilities and $0.1 million is recorded in other long-term liabilities.

In June 2019, we entered into a consulting agreement (the “Master Agreement”) with AVIA, a company that engages in business incubation activities. AVIA is a related party to the Company because Ted Meisel, a member of our Board of Directors as of September 1, 2021, also serves on the board of directors of AVIA. Pursuant to the Master Agreement and the Consulting Milestone Agreement, the Company agreed to pay AVIA for business development activities. In August 2021, the Company issued 14,727 shares of Old SomaLogic Class B Common stock to AVIA for milestones achieved (see Note 13, Stock-based Compensation). We recorded selling, general and administrative expense in the amount of $1.0 million for the three months ended September 30, 2021. As of September 30, 2021 the remaining commitment of $0.7 million is recorded in other long-term liabilities.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 17 — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Net loss	$(41,419)	$(7,483)	$(64,240)	$(44,101)
Weighted-average shares used in computing net loss per share, basic and diluted	75,684,521	61,099,901	63,752,006	60,934,489
Net loss per share, basic and diluted	$(0.55)	$(0.12)	$(1.01)	$(0.72)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options to purchase common stock	17,158,714	11,333,388	17,158,714	11,333,388
Public Warrants and Private Placement Warrants	10,533,324	—	10,533,324	—
Convertible debt (on an if-converted basis)	—	450,591	—	450,591
Total	27,692,038	11,783,979	27,692,038	11,783,979

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of SomaLogic’s results of operations and financial condition should be read in conjunction with the information set forth in Old SomaLogic’s audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 included in the prospectus, which constituted a part of the Company’s registration statement on Form S-1, filed on October 18, 2021, and the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2020, and the related respective notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon SomaLogic’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to the business of Old SomaLogic prior to the consummation of the Business Combination, and to the Company and its consolidated subsidiaries following the consummation of the Business Combination.
Business Overview

SomaLogic is a leading commercial-stage proteomics company. We have built an integrated proteomics platform capable of robust, high throughput proteomics analysis with broad proteome coverage, low limits of detection, high reproducibility and at low costs. We designed our platform with the goal of being a universal proteomics platform, with the breadth (number of proteins measured) and precision (accuracy of measurement) important for discovery and research applications, and both the reproducibility and robustness important for clinical applications. Our platform is underpinned by our extensive global patent portfolio protecting our proteomics platform, products and services, our proprietary assay technology, our proteomics database (which we believe is one of the largest proteomics databases worldwide), and artificial intelligence and machine learning capabilities. As of September 30, 2021, our assay can measure approximately 7,000 protein target measurements in a single sample using only approximately 55µL of plasma or serum. Our proteomics database matches proteomics and clinical information and contains over 1.5 billion protein measurements with over 675,000 participant-years of longitudinal clinical data from follow-up. Leveraging our artificial intelligence-enabled bioinformatics capability, we use our database to power diagnostic product development for our research and clinical customers. We currently run our platform within our own laboratory, receive samples from customers and provide them proteomics analysis services. We are also developing an integrated solution comprising kits and select equipment that would enable customers to perform our proteomics assay at their own sites and leverage our bioinformatics capabilities to analyze the data. We have served over 300 customers and collaborators with our proteomics technology since 2015.

As of 2021, we primarily generate revenue through our assay services, which consists primarily of a service model whereby we receive samples from pharmaceutical, biotechnology or academic clients, perform the SomaScan® assay, and subsequently use bioinformatics and analytics to further refine the collected data and deliver this back to the customer. In the nine months ended September 30, 2021 and in the years ended December 31, 2020 and 2019, approximately 67%, 85%, and 87%, respectively, of our assay services sales were generated by pharmaceutical customers. In mid-2020, we re-opened a simple fee-for-service offering, in addition to our previous data-sharing model that has proven very popular among customers. We expect our customer base to continue to grow in 2022 as a result of the fee-for-service offering and an expanded commercial development team.

In addition to the SomaScan® assay, we have developed and released SomaSignal™ tests into an observation market. The SomaSignal™ tests are data-driven diagnostic tests with high predictive power of biological disease and risks to patients which have a wide range of potential applications. We are currently evaluating a variety of different partnerships to drive adoption of SomaSignal™ tests.

We also generate product revenue, which primarily consists of the sale of SomaScan® kits. Our assay kits are aimed at enabling our customers to bring our proteomic platform in-house. Historically, we have sold our kits to a limited number of primarily academic customers. Now, we are establishing agreements for an upgraded platform with several sites in 2021 to prepare for a future full-scale launch.

As of September 30, 2021, we had approximately 265 employees, including a commercial team of more than 35 employees and a research and development team of more than 55 employees. We plan to continue expanding our commercial team significantly in the coming years.

Our commercial and product development teams are consistently partnering with our customers to develop products and services which speed the adoption of proteomics for our customers, including data analysis, data integration and ease of use tool sets. We are also actively exploring several potential co-marketing and new channel and product development opportunities with various partners in closely aligned scientific verticals, such as genomics.

We have historically and will continue to invest heavily in new products and solutions. Our research and development efforts are primarily focused on developing new proteomic content and additional SomaSignal™ tests as well as developing new applications for existing technologies.

Since our inception, we have incurred net losses in each year. Our net losses were $64.2 million and $44.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $475.6 million, cash and cash equivalents of $468.7 million, and short-term investments of $207.0 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:

•expand our sales and marketing efforts to further commercialize our products;
•expand our research and development efforts to improve our existing products and develop and launch new products;
•invest in processes, tools and infrastructure to support the growth of our business, including incurring costs related to operating as a public company;
•attract, hire and retain qualified personnel; and
•protect and defend our intellectual property.
Business Combination

On September 1, 2021 (the “Closing Date”), we consummated the business combination (“the “Business Combination”) contemplated by the Merger Agreement (as amended, the “Merger Agreement”), dated March 28, 2021 by and among CMLS II, S-Craft Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of CMLS II (“Merger Sub”), and SomaLogic Operating ("Old SomaLogic"). Pursuant to the Merger Agreement, Merger Sub merged with and into Old SomaLogic, with Old SomaLogic surviving the merger as a wholly-owned subsidiary of CMLS II. Upon the closing of the Business Combination (the “Closing”), CMLS II changed its name to SomaLogic, Inc., and Old SomaLogic changed its name to SomaLogic Operating Co., Inc.

Unless the context otherwise requires, the terms “we”, “us”, “our”, “SomaLogic" and “the Company" refer to SomaLogic, Inc., the combined company and its subsidiaries following the Business Combination. See Note 2, Summary of Significant Accounting Policies—Presentation of Amounts After the Business Combination, and Note 3, Business Combination, for more details of the Business Combination and the presentation of historical amounts and balances after the Business Combination. The Company's Common Stock and warrants to purchase Common Stock are now listed on the Nasdaq under the ticker symbols “SLGC” and "SLGCW".

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the Coronavirus Disease 2019 (COVID-19) outbreak to be a global pandemic. Since then, COVID-19 has continued to spread throughout much of the United States and the world causing uncertainty and disruption to business activities.

The COVID-19 pandemic resulted in delays in our fundraising efforts and revenue during fiscal year 2020. In response, we took aggressive actions to reduce spend and contain costs including implementing a hiring freeze, eliminating travel, executing early lease terminations for two administrative buildings in Boulder, Colorado, as well as closing our Oxford, United Kingdom laboratory (“Lab Closure”). The Company experienced notable shifts in research funding in the pharmaceutical industry to COVID-19 research, largely delaying our revenue from the first half of 2020 to the second half of 2020. The Company modified its amended and restated credit agreement (“Amended and Restated Credit Agreement”) in the second and fourth quarters of 2020 in order to avoid noncompliance with financial and nonfinancial covenants. Despite the economic challenges due to the COVID-19 pandemic, we ended fiscal year 2020 with revenue growth of 74% year over year and we ended the first nine months of 2021 with revenue growth of 112% compared to the same nine months in the prior year. We also benefited from our cost savings actions which included reduction in travel and non-essential spending.

The COVID-19 pandemic continues to be dynamic and near-term challenges across the economy remain. We expect continued volatility and unpredictability related to the impact of COVID-19 on our business results. We continue to actively monitor the pandemic and we will continue to take appropriate steps to mitigate the adverse impacts on our business posed by the on-going spread of COVID-19.

Factors Affecting Our Performance

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Continued adoption of our services and products

Our performance depends on our ability to drive adoption of our integrated platform of proteomic solutions and services, initially in the research and clinical markets. We have a well-established base of marquee customer and Key Opinion Leaders (“KOL”) relationships in place, and as we grow further, we expect to win contracts with new customers and expand the scope of existing contracts with existing customers. To facilitate this growth, we will grow our commercial organization and raise awareness through all available channels, including our KOL relationships and relevant publications. We plan to develop and grow our offering of reagents and corresponding solutions, including both small and large plex capabilities, site-of-service deployed assay options, and bioinformatics offerings to attract additional customers and cross-sell to existing customers. Additionally, we have an ongoing focus on growing our proteomics database and artificial intelligence and machine learning analytics to drive value and market opportunities.

Continued investment in growth

Our significant revenue growth has been driven by rapid innovation towards novel solutions that command price premiums and quick adoption of our solutions by our customer base. We intend to continue to make focused investments to increase revenue and scale operations to support growth and therefore expect expenses in this area to increase. We have invested, and will continue to invest, significantly in our laboratory process and commercial infrastructure. Investments in research and development will include hiring of employees with the necessary scientific and technical backgrounds to enable enhancements to our existing services and products and bring new services and products to market. Additionally, we plan to invest in sales and marketing activities, and expect to incur additional general and administrative expenses. To support the expansion, expenditures to develop and mature operational processes, financial and management information systems are expected to be incurred. As cost of revenue, operating expenses and capital expenditures fluctuate over time, we may experience short-term, negative impacts to our results of operations and cash flows, but we are undertaking such investments in the belief that they will contribute to long-term growth.

We have made, and intend to continue to make, investments that meet management’s criteria to expand or add key technologies we believe will facilitate the development and commercialization of new products or services in the future. Such investments could take the form of an asset acquisition, the acquisition of a business or the exclusive or non-exclusive license of patented technology. Any acquisitions we make may affect our future financial results.

Ability to lower the costs associated with performing the assay

Reducing the costs associated with performing our assay is both our focus and strategic objective. Over the long term, our objective is to reduce the cost of raw materials by improving the output efficiency of our assays and laboratory processes. Our approach to reducing these costs include, but are not limited to, modifying our assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials and negotiating favorable terms for our materials purchases. We plan to reduce the cost of performing our SomaScan® assay as we move to either a less expensive array or Next Generation Sequencing system for our DNA readout of the protein concentrations present in a sample.

Seasonality

Our revenue can be seasonal dependent upon the spending patterns of our customers. Seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends. For example, the United States government’s fiscal year end occurs in our third quarter and may result in increased sales of our products during such quarter if government-funded customers have unused funds that may be forfeited, or future budgets that may be reduced, if such funds remain unspent at such fiscal year end. Furthermore, the academic budgetary cycle similarly requires grantees to “use or lose” their grant funding, which seems to be tied disproportionately to the end of the calendar year, driving sales higher during the fourth quarter. Similarly, our biopharmaceutical customers typically have calendar year fiscal years which also result in a disproportionate amount of their purchasing activity occurring during our fourth quarter.

Development and commercialization of clinical diagnostic tests

To facilitate a more complete understanding of human biology and improve human wellness, we aim to continue to advance our portfolio of clinical diagnostic tests that leverage our proprietary proteomics platform and artificial intelligence-enabled bioinformatics. By developing additional tests, the Company can provide more options to customers and collaborators and further commercialize our platform driving growth in revenue.

We have released 14 SomaSignal™ tests under our laboratory developed tests (“LDT”) Clinical Laboratory Improvement Amendments (“CLIA”) license as of September 30, 2021. We have also developed 20 tests for the research use only (“RUO”) market — most of which are directed at characterizing individuals in clinical trials. We continue to invest in our SomaSignal™ test pipeline, largely directed at tests helping to manage chronic disease and will be of significant interest to health system providers. We anticipate approximately 4 to 8 additional LDT SomaSignal™ tests and approximately 5 to 10 SomaSignal™ tests for the RUO market to clear our development and validation process during 2022.

We are working closely with our clinical implementation partners and prioritizing the test pipeline to have the greatest impact on their business. Our plan is for these tests to focus on disease management, enabling at home sample collection and facilitating early intervention in diseases with the highest morbidity and mortality burden, such as type 2 diabetes, obesity, and cardiovascular disease.

Working in conjunction with our proteomics database and bioinformatics capabilities, our broad and versatile foundational assay, SomaScan®, enables the natural expansion of our test menu given the continuous incorporation of real-world data into our growing foundational assay. We believe this dynamic will support continuous and long-term growth of our research and clinical diagnostics business. Additionally, with our growing foundational assay in place as the single source for all new test menus, we believe we are well positioned to expand to additional adjacent markets within proteomics and genomics.

Expansion of our proteomic content

As of September 30, 2021, we have a library of slow off-rate modified aptamers, SOMAmers® reagents against approximately 7,000 protein target measurements of the 20,000 known canonical proteins encoded in the human genome. The breadth (number of proteins measured) of our SomaScan® assay is uniquely superior to other technologies in an aspect that is vital to customers. For each protein, we typically have a collection of 100’s to 1000’s of proprietary “monoclonal” SOMAmer® reagents (reagents with unique and defined sequences) from which we select and place one, or in some cases several, reagents on our SomaScan® assay. Any follow-up studies, which are of interest to many of our customers and partners, are facilitated with these collections of reagents, which is uniquely possible with our technology. To maintain our competitive advantage, we plan to increase the number of protein reagents to approximately 10,000 in the next 18 months based on allocated funding, resource availability, and the successful validation of new reagents. Upon successful commercialization of the new reagents, the impact to cost of revenue for the new proteomic content is estimated to be offset by the increased efficiencies we may gain from sample volume growth and value engineering initiatives.

Components of Results of Operations

Revenue

We derive our revenue from four primary sources: (1) assay services revenue, (2) product revenue, (3) collaboration revenue, and (4) other revenue. Customers include top biopharmaceutical companies and leading academic research universities.

Assay services revenue

We generate assay services revenue primarily from the sale of SomaScan® services. SomaScan® service revenue is derived from performing the SomaScan® assay on customer samples to generate data on protein biomarkers. We expect assay services revenue to increase over the long-term with new and recurring sales opportunities. With the enhancement of our proteomic services, we expect to capture more market opportunities outside of the United States region, as well as winning contracts with new customers and expanding the scope of sales with existing customers.

Product revenue

Product revenue primarily consists of kit sales, which enable our customers to bring the SomaScan® proteomic platform in-house and to build lines of business based on this technology. In preparation for a full-scale launch, we are establishing agreements with several sites to deploy kits this year. This will allow SomaLogic to quickly grow into new geographic regions and expand our customer base.

Collaboration revenue

Collaboration revenue consists of fees earned for research and development services, except for grant revenue research and development services that are classified in other revenue. Collaboration revenue currently relates to an arrangement with one customer, NEC Solution Innovators, Ltd. (“NES”), a wholly owned subsidiary of NEC Corporation (“NEC”). We believe expanding collaborative arrangements with KOLs will allow for further enhancements of our integrated platform, lower barriers to adoption and introduce or expand new market channels and customers within geographic regions and markets we do not currently operate in.

Other revenue

Other revenue includes royalty revenue and revenue received from research grants. The Company recognizes royalty revenue for fees paid by customers in return for the exclusive license to make, use or sell certain licensed products in certain geographic areas. Grant revenue represents funding under cost reimbursement programs from government agencies, and non-profit foundations for qualified research and development activities performed by the Company. We expect other revenue to continue to grow as we expand our commercial team and they continue to pursue licensing relationships.

Cost of revenue

Cost of assay services revenue

Cost of assay services revenue consists of raw materials and production costs, salaries and other personnel costs, overhead and other direct costs related to assay services revenue. It also includes provisions for excess or obsolete inventory and costs for production variances, such as yield losses, material usages, spending and capacity variances. Cost of assay services revenue also includes royalty fees that the Company owes to third parties related to assay services.

We expect cost of assay services revenue to increase as we grow our sample volume. We expect the cost per sample to decrease over the long term due to the efficiencies we may gain as sample volume increases from improved utilization of our laboratory capacity and other value engineering initiatives. If our sample volume throughput is reduced as a result of the COVID-19 pandemic or otherwise, cost of revenue as a percentage of total revenue may be adversely impacted due to fixed overhead cost.

Cost of product revenue

Cost of product revenue consists of raw materials and production costs, salaries and other personnel costs, overhead and other direct costs related to product revenue. Cost of product revenue is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product revenue in the consolidated statements of operations and comprehensive loss. Cost of product revenue also includes royalty fees that the Company owes to third parties related to the sale of products.

Research and development

Research and development expenses consist primarily of salaries and benefits, laboratory supplies, clinical study costs, consulting fees and related costs. We believe that our continued investment in research and development is essential to our long-term competitive position. We plan to continue to invest significantly in our research and development efforts, including hiring additional employees, with an expected focus on advancing our assay and our bioinformatics platform, new clinical studies, as well as lowering the cost of assays. As a result of these and other initiatives, we expect research and development expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Selling, general and administrative

Selling expenses consist primarily of personnel and marketing related costs. General and administrative expenses consist primarily of personnel costs for our finance, human resources, business development and general management, as well as professional services, such as legal and accounting services.

As we continue to introduce new services and products, broaden our customer base and grow our business, we expect selling, general and administrative expenses to increase in future periods as the number of sales and marketing and administrative personnel grows. We also anticipate incurring increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as, investor and public relations expenses associated with operating as a public company.

Interest income and other, net

Interest income and other, net primarily consists of interest earned on our cash equivalents and investments, which are invested in money market funds, commercial paper, corporate bonds, United States Treasuries, asset-backed securities, and international government securities.

Interest expense

Interest expense is attributable to our borrowings under debt agreements as well as the change in fair value of the compound derivative liability.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities consists of changes in fair value related to the Public Warrant and Private Warrant liabilities. The warrant liabilities are classified as marked-to-market liabilities pursuant to ASC 815 and the corresponding increase or decrease in value impacts our net loss.

Change in fair value of earn-out liability

Change in fair value of earn-out liability consists of changes in the earn-out liability related to Earn-Out Shares issuable to former stockholders of Old SomaLogic. The earn-out liability is classified as a marked-to-market liability pursuant to ASC 815 and the corresponding increase or decrease in value impacts our net loss.

Loss on extinguishment of debt, net

Loss on extinguishment of debt, net consists of a loss on extinguishment of debt due to conversion of the Convertible Debt and repayment of the Amended and Restated Credit Agreement and a gain on extinguishment of debt due to forgiveness of the Paycheck Protection Program (“PPP”) loan during the nine months ended September 30, 2021.

Results of Operations

Comparison of the three months ended September 30, 2021 versus the three months ended September 30, 2020

Revenue

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Revenue:
Assay services revenue	$17,499	$11,378	$6,121	54%
Product revenue	75	455	(380)	(84)%
Collaboration revenue	763	763	—	—%
Other revenue	1,655	1,637	18	1%
Total revenue	$19,992	$14,233	$5,759	40%
Total revenue increased $5.8 million, or 40%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

The $6.1 million, or 54%, increase in assay services revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a $6.1 million increase in sample volumes as a result of the reintroduction of the fee-for-service model in 2020.

Product revenue decreased by $0.4 million, or 84%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a reduction in the volume of kits sold as we discontinue sales of kits on our previous platform and prepare to re-launch kits on our upgraded platform.

Cost of revenue

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Cost of assay services revenue	$8,737	$4,750	$3,987	84%
Cost of product revenue	33	163	(130)	(80)%
Total cost of revenue	$8,770	$4,913	$3,857	79%
Total cost of revenue increased by $3.9 million, or 79%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Cost of assay services revenue increased by $4.0 million, or 84%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in cost of assay services revenue was primarily due to an increase in manufacturing costs as a result of volume increases, net of production efficiencies.

Cost of product revenue decreased by $0.1 million, or 80%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a reduction in the volume of kits sold, partly offset by an increase in the cost of materials.

Research and development

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Research and development	$15,596	$6,884	$8,712	127%
Research and development increased by $8.7 million, or 127%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in research and development was primarily due to a $6.5 million non-recurring, non-cash stock-based compensation expense related to the sale of stock and vested options by an employee to an economic interest holder in excess of fair value, a $1.1 million increase in professional services and supplies related to projects for reducing costs and content expansion, a $0.6 million increase in wages and benefits due to increased headcount in our research and development team and a $0.5 million increase in stock-based compensation expense due to new option grants and Earn-Out Shares issued to Earn-Out Service Providers.

Selling, general, and administrative

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Selling, general and administrative	$20,632	$8,337	$12,295	147%
Selling, general, and administrative increased by $12.3 million, or 147%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in selling, general and administrative was primarily due to a $4.3 million increase in advisory and management services incurred in relation to public-readiness preparations and other transactions, a $3.3 million increase in wages and benefits due to increased headcount in our commercial team, a $2.1 million increase in services incurred related to market research and marketing initiatives, a $1.8 million increase in stock-based compensation expense due to new option grants and Earn-Out Shares issued to Earn-Out Service Providers and a $0.8 million increase in stock-based compensation expense for consulting services.

Other (expense) income

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Other (expense) income:
Interest income and other, net	$55	$13	$42	323%
Interest expense	(2)	(1,595)	1,593	100%
Change in fair value of warrant liabilities	(8,111)	—	(8,111)	(100)%
Change in fair value of earn-out liability	(5,662)	—	(5,662)	(100)%
Loss on extinguishment of debt, net	(2,693)	—	(2,693)	(100)%
Total other expense	$(16,413)	$(1,582)	$(14,831)	(937)%
Total other expenses increased by $14.8 million, or 937%, for three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Interest income and other, net increased by less than $0.1 million, or 323%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an average higher cash equivalents and investment balances during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Interest expense decreased by $1.6 million, or 100%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease in interest expense was primarily due to the repayment of the Amended and Restated Credit Agreement in April 2021.

The change in fair value of warrant liabilities of $8.1 million for the three months ended September 30, 2021 is due to an increase in the fair value of the warrant liabilities as of September 30, 2021 compared to the Closing Date of the Business Combination. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year.

The change in fair value of the earn-out liability of $5.7 million for the three months ended September 30, 2021 is due to an increase in the fair value of the earn-out liability as of September 30, 2021 compared to the Closing Date of the Business Combination. The earn-out liability was recorded as part of the Business Combination and therefore did not exist in the prior year.

Loss on extinguishment of debt, net of $2.7 million for the three months ended September 30, 2021 is due to a $2.7 million loss on extinguishment of debt as a result of the conversion of the Convertible Debt in July 2021.

Comparison of the nine months ended September 30, 2021 versus the nine months ended September 30, 2020

Revenue

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Revenue:
Assay services revenue	$48,308	$22,166	$26,142	118%
Product revenue	730	1,144	(414)	(36)%
Collaboration revenue	2,288	1,720	568	33%
Other revenue	7,306	2,636	4,670	177%
Total revenue	$58,632	$27,666	$30,966	112%
Total revenue increased by $31.0 million, or 112%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Assay services revenue increased by $26.1 million, or 118%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a $21.5 million increase in sample volumes and a $4.6 million increase related to higher-average price per sample as a result of the reintroduction of the fee-for-service model in 2020.

Product revenue decreased by $0.4 million, or 36%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a reduction in the volume of kits sold as we discontinue sales of kits on our previous platform and prepare to re-launch kits on our upgraded platform.

Collaboration revenue increased by $0.6 million, or 33%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the modification of our existing collaborative arrangement to develop a professional software tool to enable SomaScan® customers to easily access and interpret the highly multiplexed proteomic data generated by SomaLogic’s SomaScan® assay technology in March 2020. SomaLogic and NEC modified the collaboration agreement by entering into a new collaborative arrangement with NES in March 2020 to develop and commercialize SomaScan® services in Japan.

Other revenue increased by $4.7 million, or 177%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a $4.0 million increase in royalty income related to an exclusive license to provide specific SOMAmers® in certain current and future products and a $0.7 million increase related to new grant revenue arrangements.

Cost of revenue

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Cost of assay services revenue	$22,548	$11,883	$10,665	90%
Cost of product revenue	452	497	(45)	(9)%
Total cost of revenue	$23,000	$12,380	$10,620	86%
Total cost of revenue increased by $10.6 million, or 86%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Cost of assay services revenue increased by $10.7 million, or 90%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in cost of assay services revenue was primarily due to an increase in manufacturing costs as a result of volume increases, net of production efficiencies.

Research and development

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Research and development	$32,304	$23,180	$9,124	39%
Research and development increased by $9.1 million, or 39%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in research and development was primarily due to an $6.5 million non-recurring, non-cash stock-based compensation expense related to the sale of common stock and vested options by an employee to an economic interest holder in excess of fair value, a $1.1 million increase in professional services and supplies related to projects for reducing costs and content expansion, a $0.8 million increase in wages and benefits due to increased headcount in our research and development team and a $0.7 million increase in stock-based compensation expense due to new option grants and Earn-Out Shares issued to Earn-Out Service Providers.

Selling, general, and administrative

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Selling, general and administrative	$48,274	$26,755	$21,519	80%
Selling, general, and administrative increased by $21.5 million, or 80%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in selling, general and administrative was primarily due to a $9.5 million increase in advisory and management services incurred in relation to public-readiness preparations and other transactions, a $5.6 million increase in wages and benefits due to increased headcount in our commercial team, a $2.9 million increase in stock-based compensation expense due to new option grants, Earn-Out Shares issued to Earn-Out Service Providers and option modifications, a $2.7 increase in services incurred related to market research and marketing initiatives and a $0.8 million increase in stock-based compensation expense for consulting services.

Other (expense) income

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Other (expense) income:
Interest income and other, net	$126	$138	$(12)	(9)%
Interest expense	(1,324)	(9,590)	8,266	86%
Change in fair value of warrant liabilities	(8,111)	—	(8,111)	(100)%
Change in fair value of earn-out liability	(5,662)	—	(5,662)	(100)%
Loss on extinguishment of debt, net	(4,323)	—	(4,323)	(100)%
Total other expense	$(19,294)	$(9,452)	$(9,842)	(104)%
Total other expense increased by $9.8 million, or 104%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Interest income and other, net decreased by less than $0.1 million, or 9%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to lower interest rates on investments, partly offset by an average higher cash equivalents and investment balances during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Interest expense decreased by $8.3 million, or 86%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in interest expense was primarily due to a $4.8 million change in the fair value of the compound derivative liability in the nine months ended September 30, 2020. In April 2021, the Company repaid the Amended and Restated Credit Agreement in full and the fair value of the compound derivative liability was included in the net carrying amount of the debt used to determine the loss on extinguishment of debt. As a result, interest expense related to the Amended and Restated Credit Agreement was $3.4 million less during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Change in fair value of warrant liabilities of $8.1 million for the nine months ended September 30, 2021 is due to an increase in the fair value of the warrant liabilities as of September 30, 2021 compared to the Closing Date of the Business Combination. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year.

Change in fair value of the earn-out liability of $5.7 million for the nine months ended September 30, 2021 is due to an increase in the fair value of the earn-out liability as of September 30, 2021 compared to the Closing Date of the Business Combination. The earn-out liability was recorded as part of the Business Combination and therefore did not exist in the prior year.

Loss on extinguishment of debt, net of $4.3 million for the nine months ended September 30, 2021 is due to a $5.2 million loss on extinguishment of debt as a result of the repayment of the Amended and Restated Credit Agreement in April 2021 and a $2.7 million loss on extinguishment of debt as a result of the conversion of the Convertible Debt in July 2021, offset by a $3.6 million gain on extinguishment of debt as of result of the forgiveness of the PPP loan in June 2021.

Non-GAAP Financial Measures

We present non-GAAP financial measures in order to assist readers of our condensed consolidated financial statements in understanding the core operating results used by management to evaluate and run the business, as well as, for financial planning purposes. Our non-GAAP financial measure, Adjusted EBITDA, provides an additional tool for investors to use in comparing our financial performance over multiple periods.

Adjusted EBITDA is a key performance measure that our management uses to assess its operating performance. Adjusted EBITDA facilitates internal comparisons of our operating performance on a more consistent basis, and we use this measure for business planning, forecasting, and decision-making. We believe that Adjusted EBITDA enhances an investor’s understanding of our financial performance as it is useful in assessing our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.

Our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate this measure in the same manner. Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures prepared in accordance with GAAP, including net loss.

Adjusted EBITDA

We calculate Adjusted EBITDA as net loss adjusted to exclude interest expense, net, depreciation and amortization, and other non-recurring items. The other non-recurring items include the loss on extinguishment of debt, net, and a one-time non-cash stock-based compensation expense.

The following table is a reconciliation of net loss in accordance with GAAP to non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
GAAP net loss	$(41,419)	$(7,483)	$(64,240)	$(44,101)
Non-GAAP EBITDA adjustments to net income:
Interest expense, net	(53)	1,582	1,198	9,452
Depreciation and amortization	532	671	—	1,909
EBITDA	(40,940)	(5,230)	(63,042)	(32,740)
Other non-GAAP adjustments:
Loss on extinguishment debt, net (1)	2,693	—	4,323	—
One-time non-cash stock-based compensation (2)	6,461	—	6,461	—
Adjusted EBITDA	$(31,786)	$(5,230)	$(52,258)	$(32,740)
(1) Represents the $5.2 million loss on extinguishment of debt as a result of the repayment of the Amended and Restated Credit Agreement in April 2021, the $2.7 million loss on extinguishment of debt as a result of the conversion of the Convertible Debt in July 2021, and the $3.6 million gain on extinguishment of debt as a result of the forgiveness of the PPP loan in June 2021. See Note 10, Debt.

(2) Represents a one-time non-cash stock-based compensation expense of $6.5 million related to the sale of stock and vested options by an employee to an economic interest holder in excess of fair value. See Note 13, Stock-based Compensation, for more details on this secondary sale transaction.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been revenue collected from our customers, net proceeds from sale of our capital stock, and borrowings from debt facilities. We received net proceeds of $530.1 million from the Business Combination and PIPE Investment on September 1, 2021. Following the completion of the Business Combination, we expect that our operating cash flows, in addition to cash on hand, enable us to make investments in the future. We expect our operating cash flows to further improve as we increase operational efficiencies and experience economies of scale.

We believe that our existing cash and cash equivalents and investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our sample volume growth rate, the pace of expansion of sales and marketing activities, the timing and extent of spending to supporting research and development efforts, the introduction of new and enhanced products and services, and the level of costs to operate as a public company following the reverse recapitalization. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies.

Our borrowings from debt facilities were provided from three different sources. On April 9, 2021, the Company repaid the Amended and Restated Credit Agreement in full and the obligation was extinguished. In addition to the outstanding principal balance of $33.3 million as of that date, the Company also paid a prepayment penalty of approximately $4.0 million.

In April 2020, we received a loan in the aggregate amount of $3.5 million, pursuant to the Paycheck Protection Program, established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and administered by the United States Small Business Administration. Under the terms of the CARES Act, we applied for and received forgiveness on June 21, 2021 for the full amount borrowed under the PPP loan, including less than $0.1 million of accrued interest, which was recognized as a gain on extinguishment of debt during the nine months ended September 30, 2021.

On July 9, 2021, the holder of the Convertible Debt converted the Convertible Debt into 682,070 shares of Old SomaLogic Class B common stock. The 682,070 shares of Old SomaLogic Class B common stock that were issued for the conversion of the Convertible Debt are presented in the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as 571,642 shares of Common Stock as a result of the reverse recapitalization. As of September 30, 2021 no debt obligations are outstanding.

We may be required to seek additional equity or debt financing. In the event the Company requires additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.

We also have entered into various non-cancelable operating lease agreements for our current headquarters and laboratory facilities in Boulder, Colorado. In September 2020, we agreed to terminate the lease agreement for our corporate headquarters, effective June 2021, and our lease for additional office space expired in August 2021. In connection with the Lab Closure, we also terminated the laboratory lease in Oxford, United Kingdom with the lease term is set to expire on December 31, 2021. As of September 30, 2021, we continued to use the space for storage of property and equipment. As of September 30, 2021, our total future minimum lease commitments were $5.2 million, of which $0.4 million is due during the remainder of 2021.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(22,446)	$(27,751)
Net cash (used in) provided by investing activities	(170,337)	30,846
Net cash provided by financing activities	497,088	9,335
Effect of exchange rates on cash, cash equivalents and restricted cash	(11)	(15)
Net increase in cash, cash equivalents and restricted cash	$304,294	$12,415
Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2021 was $22.4 million, which was primarily attributable to a net loss of $64.2 million and was partially offset by non-cash stock-based compensation expense of $20.7 million, non-cash change in the fair value of the warrant liabilities of $8.1 million, non-cash change in the fair value of the earn-out liability of $5.7 million, loss on extinguishment of debt, net of $4.3 million, non-cash depreciation and amortization of $1.9 million, non-cash PIK interest expense of $0.2 million, non-cash provision for excess and obsolete inventory of $0.6 million, non-cash amortization of premium on available-for-sale securities, net, of $0.3 million, non-cash amortization of debt issuance costs, discounts and premiums of $0.3 million. The cash used in operating activities was also partially offset by a net decrease in our operating assets and liabilities of $0.2 million.

Cash used in operating activities for the nine months ended September 30, 2020 was $27.8 million, which was primarily attributable to a net loss of $44.1 million and a net decrease in our operating assets and liabilities of $2.0 million, which were partially offset by non-cash stock-based compensation expense of $9.8 million, non-cash change in fair value of the compound derivative liability of $4.8 million, non-cash depreciation and amortization of $2.1 million, non-cash amortization of debt issuance costs, discounts, and premiums of $1.6 million. The net decrease in our operating assets and liabilities was primarily due to the $3.5 million increase in accounts receivable and a $2.3 million increase in deferred costs of services. These changes were offset by a $2.4 million increase in accounts payable, a $1.0 million increase in accrued and other liabilities, and a $0.7 million increase in deferred revenue.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2021 was $170.3 million, consisting of $167.3 million for the purchase of available-for-sale securities, net of proceeds from sales and maturities of available-for-sale securities, and $3.0 million for the purchase of property and equipment, net of proceeds from the sale of property and equipment.

Cash provided by investing activities for the nine months ended September 30, 2020 was $30.8 million, consisting of $31.5 million from sales and maturities of available-for-sale securities, net of amounts related to purchases of available-for-sale securities, offset by $0.7 million for the purchase of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $497.1 million, consisting of the $357.2 million in net proceeds from the PIPE investment, $173.6 million in net proceeds from the Business Combination, and $2.8 million in proceeds from the exercise of options to purchase our common stock. The cash provided by financing activities was partially offset by the $36.5 million repayment of the Amended and Restated Credit Agreement.

Cash provided by financing activities for the nine months ended September 30, 2020 was $9.3 million, consisting of $5.0 million in proceeds related to the Simple Agreement for Future Equity (“SAFE”), $3.5 million in proceeds from the PPP loan, and $0.8 million in proceeds from the exercise of options to purchase our common stock.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs, expenses and related disclosures. We evaluate our estimates and judgments on an on-going basis. We base our estimates on current facts, historical and anticipated results, trends, and other relevant assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

While our significant accounting policies are described in more detail in Note 2, Significant Accounting Policies, in “Part I. Financial Information - Item 1. Financial Statements”, we believe that the following accounting policies are those most critical as they require difficult, subjective, and/or complex judgements and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize revenue from sales to customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 provides a five-step model for recognizing revenue that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

We recognize revenue when or as control of promised goods or services is transferred to the customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue and products are sold without the right of return.

Payment terms may vary by customer, are based on customary commercial terms, and are generally less than one year. We do not adjust revenue for the effects of a significant financing component for contracts where the period between the transfer of the goods or services and collection is one year or less. We expense incremental costs to obtain a contract as incurred since the amortization period of the asset that would otherwise be recognized is one year or less.

Assay services revenue

We generate assay services revenue primarily from the sale of SomaScan® services. SomaScan® service revenue is derived from performing the SomaScan® assay on customer samples to generate data on protein biomarkers. Revenue from SomaScan® services is recognized at the time the analysis data or report is delivered to the customer, which is when control has been transferred to the customer. SomaScan® services are sold at a fixed price per sample without any volume discounts, rebates or refunds.

The delivery of each assay data report is a separate performance obligation. For arrangements with multiple performance obligations, the transaction price must be allocated to each performance obligation based on its relative standalone selling price. When assay services are included with other products or services within a customer contract, judgment is required to determine whether the promises are distinct or should be combined and to determine the transaction price allocation and standalone selling price. Standalone selling price is primarily determined based on amounts invoiced to customers in observable transactions. Standalone selling price varies depending on customer size, volume and contract length.

Product revenue

Product revenue primarily consists of kit sales to customers who have deployed the assay in their own laboratories. We receive a fixed price per kit and revenue from product sales is recognized upon transfer of control to the customer. Our principal terms of sale are freight on board (“FOB”) shipping point and as such, we transfer control and record revenue for product sales upon shipment. Shipping and handling costs billed to customers are included in product revenue in the consolidated statements of operations and comprehensive loss.

Collaboration revenue

We provide research and development services that are accounted for in accordance with ASC 808, Collaborative Arrangements, because both parties are active participants and are exposed to significant risks and rewards depending on the activity’s commercial failure or success. The most critical judgments used to estimate revenue from collaborative arrangements include the determination of units of account within the scope of ASC 606, the number of distinct performance obligations, estimation of transaction price including allocation to the identified performance obligations, and determination of the pattern of recognition.

Other revenue

Other revenue includes royalty revenue and revenue received from research grants. We recognize royalty revenue for fees paid by customers in return for the exclusive license to make, use or sell certain licensed products in certain geographic areas. We recognize revenue for a sales or usage-based royalty promised in exchange for a license of intellectual property when the later of the following events occurs: (i) the subsequent sale or usage occurs, or (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been satisfied. As such, revenue is recognized in the period in which the subsequent sale or usage has occurred.

Grant revenue represents funding under cost reimbursement programs from government agencies and non-profit foundations for qualified research and development activities performed by the Company. For efforts performed under these grant agreements, our policy is to recognize revenue when it is reasonably assured that the grant funding will be received as evidenced through the existence of a grant arrangement, amounts eligible for reimbursement are determinable and have been incurred, the applicable conditions under the grant arrangements have been met, and collectability of amounts due is reasonably assured. The classification of costs incurred related to grants is based on the nature of the activities provided by the Company. Grant revenue is recognized when the related costs are incurred and recorded in other revenue in the consolidated statements of operations and comprehensive loss.

Inventory

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs. The Company estimates the recoverability of inventory by referencing estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected usage, no longer meets quality specifications, or has a cost basis in excess of its estimated realizable value and records a charge to cost of revenue for such inventory as appropriate. In some cases, we have determined a certain portion of inventories to be in excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon judgement and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our excess and obsolete inventory reserve may vary based upon judgments related to evolution of our products and services, new technologies, emerging competitors, and change in customer buying patterns. Direct and indirect manufacturing costs incurred during research and development activities are expensed to research and development as consumed. Judgment is required in determining the value of inventory that is not expected to be used in our assay services within 12 months of the current reporting period and is recorded as non-current inventory on the consolidated balance sheets.

Stock-based compensation

The Company incurs stock-based compensation expense related to stock options, and we recognize stock-based employee compensation, net of an estimated forfeiture rate over the employee’s requisite service period, which is generally the vesting period, on a straight-line basis. Stock-based compensation costs are estimated at the grant date based on the fair value of the equity for financial reporting purposes. We utilize the Black-Scholes valuation model for estimating the fair value of stock options granted. The fair value of each option is estimated on the date of grant. The model assumptions include expected volatility, term, dividend yield and the risk-free interest rate. Assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of stock options granted are complex, involve inherent uncertainties and the application of judgment. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, the Company’s equity-based compensation could be materially different.

Set forth below are the assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

•Expected dividend yield — The Company did not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Therefore, the Company used an expected dividend yield of zero in the option valuation model.
•Expected volatility — Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company analyzes the volatility used by similar public companies at a similar stage of development to estimate expected volatility. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.
•Risk-free interest rate — We use a range of United States Treasury rates with a term that most closely resembles the expected life of the option as of the date of which the option was granted.
•Expected average life of options — The expected life assumption is the expected time to exercise. The Company uses a simplified method to develop this assumption, which uses the average of the vesting period and the contractual terms.

Determination of Fair Value of Common Stock

As there was no public market for the Old SomaLogic common stock prior to the consummation of the Business Combination, on each grant date, Old SomaLogic developed an estimate of the fair value of the Old SomaLogic common stock based on the information known to Old SomaLogic on the date of grant, upon a review of any recent events and their potential impact on the estimated fair value per share of the Old SomaLogic common stock, and in part on input from a third-party valuation firm.

The valuations of the Old SomaLogic common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Aid”). To determine the fair value of the Old SomaLogic common stock, Old SomaLogic utilized the probability-weighted expected return method and incorporated valuations under different scenarios and methods, included the option pricing, or “backsolve” method, which estimated the fair value of Old SomaLogic by reference to the value and preferences of its last round of financing, as well as its capitalization.

The assumptions used to determine the estimated fair value of the Old SomaLogic common stock were based on numerous objective and subjective factors, combined with management’s judgment, including:

•the progress of Old SomaLogic’s research and development efforts, Old SomaLogic’s stage of development, and business strategy;
•the rights, preferences, and privileges of Old SomaLogic’s redeemable convertible preferred stock relative to those of the Old SomaLogic common stock;
•the prices at which Old SomaLogic sold shares of its redeemable convertible preferred stock;
•Old SomaLogic’s financial condition and operating results, including its levels of available capital resources;
• equity market conditions affecting comparable public companies; and
•general United States market conditions and the lack of marketability of the Old SomaLogic common stock.

As the public trading market for our Common Stock has been established in connection with the consummation of the Business Combination, it is no longer necessary for our board of directors to estimate the fair value of our Common Stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our Common Stock will be determined based on the quoted market price of our Common Stock.

Warrant Liabilities

We classify the Warrants as liabilities on our condensed consolidated balance sheet as these instruments are precluded from being indexed to our own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815, Derivatives and Hedging (“ASC 815”). Since the Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities at fair value on the date of the Business Combination, with subsequent changes in their respective fair values recognized within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss at each reporting date.

Earn-Out Liability

As a result of the Business Combination, the Company recognized Earn-Out Shares contingently issuable to former stockholders of Old SomaLogic as a liability in accordance with ASC 815. The liability was included as part of the consideration transferred in the Business Combination and was recorded at fair value. The earn-out liability is remeasured at the end of each reporting period, with the corresponding gain or loss recorded within change in fair value of earn-out liability in the condensed consolidated statements of operations and comprehensive loss.

Recently Issued Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies - Recent Accounting Pronouncements, in “Part I. Financial Information - Item 1. Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, based on the material weaknesses identified below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

We have identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In connection with Old SomaLogic’s financial statement close process for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting for the year ended December 31, 2020 due to ineffective controls over the financial statement close process and lack of sufficient accounting and financial reporting personnel to ensure consistent application of GAAP and compliance with SEC rules and regulations.

In addition, following the issuance of the SEC Statement on April 12, 2021, CMLS II’s management and its audit committee re-evaluated the accounting for its Public Warrants and Private Placement Warrants issued in connection with the IPO and concluded, in light of the SEC Statement, to restate its prior financial statements to classify the warrants as liabilities measured at fair value, with subsequent fair value remeasurement, instead of as equity. As part of such process, CMLS II identified a material weakness in its internal controls over financial reporting related to technical accounting matters.

Plan for Remediation of the Material Weaknesses in Internal Control over Financial Reporting

In response to these material weaknesses, our management has expended, and will continue to expend, a substantial amount of effort and resources on the remediation and improvement of our internal control over financial reporting. Our management developed a remediation plan, which includes the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased training, reviews and communication among our personnel. Our remediation plan can only be accomplished over time and will be continually reviewed to assess whether we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to lawsuits arising in the ordinary course of our business. We cannot predict the outcome of any such lawsuits with certainty, but management believes it is remote that pending or threatened legal matters will have a material adverse impact on our financial condition.

Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of these other pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PIPE Investment

On the Closing Date, the Company issued 36,500,000 shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $365.0 million (the “PIPE Investment”) pursuant to subscription agreements dated March 28, 2021 (collectively, the “Subscription Agreements”). Additionally, 6.9 million shares of Class B common stock held by CMLS Holdings II LLC, a Delaware limited liability company (the “Sponsor”), and certain directors and former directors of the Company automatically converted to shares of Common Stock as of the Closing Date.

The Company issued the shares of Common Stock pursuant to the PIPE Investment under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction by an issuer not involving a public offering. The Company issued the shares of Common Stock in connection with the conversion of the Class B common stock under Section 3(a)(9) of the Securities Act, as an exchange with its existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The investors in the PIPE Investment represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends were affixed to the certificates representing all of the shares issued in the PIPE Investment and in connection with the conversion of the Class B common stock (or reflected in restricted book entry with the Company’s transfer agent). The parties also had adequate access, through business or other relationships, to information about the Company.

Other Issuances

On October 14, 2021 and September 20, 2021, certain Incentive Stock Options and Non-statutory Stock Options were exercised, resulting in the issuance of 8,382 and 1,014 shares of Common Stock, respectively. The issuances of securities were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 11, 2021, Kevin Conroy tendered his resignation from the Board of Directors, effective immediately. The decision by Mr. Conroy to resign was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Merger Agreement, as amended by the First Amendment thereto dated May 12, 2021 and the Second Amendment thereto dated July 15, 2021	S-4/A	2.1	8/5/2021
3.1	Second Amended and Restated Certificate of Incorporation of SomaLogic, Inc.	8-A/A	3.1	9/1/2021
3.2	Amended and Restated Bylaws of SomaLogic, Inc.	8-A/A	3.1	9/1/2021
4.1	Specimen Common Stock Certificate	S-4/A	4.1	8/5/2021
4.2	Warrant Agreement	8-K	10.1	2/26/2021
10.1+	SomaLogic, Inc. 2021 Omnibus Incentive Plan	S-4/A	10.1	8/5/2021
10.2+	SomaLogic, Inc. Employee Stock Purchase Plan	S-4/A	10.2	8/5/2021
10.3+	Form of Stock Appreciation Rights Agreement pursuant to the SomaLogic, Inc. 2021 Omnibus Incentive Plan	S-4/A	10.3	8/5/2021
10.4+	Form of Incentive Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan	S-4/A	10.4	8/5/2021
10.5+	Form of Restricted Stock Unit Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan	S-4/A	10.5	8/5/2021
10.6+	Form of Restricted Stock Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan	S-4/A	10.6	8/5/2021
10.7+	Form of Non-Qualified Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan	S-4/A	10.7	8/5/2021
10.8+	SomaLogic, Inc. 2009 Equity Incentive Plan	S-4/A	10.8	8/5/2021
10.9+	Form of Non-Statutory Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan	S-4/A	10.9	8/5/2021
10.10+	Form of Incentive Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4/A	10.10	8/5/2021
10.11+	SomaLogic, Inc. 2017 Equity Incentive Plan	S-4/A	10.11	8/5/2021
10.12+	Form of Option Agreement (Incentive Stock Option or Non-statutory Stock Option) under the SomaLogic, Inc. 2017 Equity Incentive Plan	S-4/A	10.12	8/5/2021
10.13+	Severance Agreement, dated September 1, 2020, between SomaLogic, Inc. and Lawrence Gold	S-4/A	10.13	8/5/2021
10.14+	First Amendment to Severance Agreement, dated December 4, 2020, between SomaLogic, Inc. and Lawrence Gold	S-4/A	10.14	8/5/2021
10.15+	Employment Agreement, dated April 20, 2020, between SomaLogic, Inc. and Roy Smythe.	S-4/A	10.15	8/5/2021
10.16+	Employment Agreement, dated April 20, 2020, between SomaLogic, Inc. and Stephen Williams.	S-4/A	10.16	8/5/2021
10.17+	Employment Agreement, dated April 20, 2020, between SomaLogic, Inc. and Melody Harris.	S-4/A	10.17	8/5/2021
10.18+	Amendment to Employment Agreement dated June 28, 2021 between SomaLogic, Inc. and Roy Smythe.	S-4/A	10.18	8/5/2021
10.19+	Amendment to Employment Agreement dated June 28, 2021 between SomaLogic, Inc. and Stephen Williams.	S-4/A	10.19	8/5/2021
10.20+	Amendment to Employment Agreement dated June 28, 2021 between SomaLogic, Inc. and Melody Harris.	S-4/A	10.20	8/5/2021
10.21	Form of Subscription Agreement.	8-K	10.1	3/29/2021
10.22	Form of Stockholder Lock-Up Agreement.	8-K	10.2	3/29/2021
10.23	Form of Stockholder Support Agreement	8-K	10.3	3/29/2021
10.24	Sponsor Support Agreement dated March 28, 2021.	8-K	10.4	3/29/2021
10.25	Forfeiture Agreement dated March 28, 2021.	8-K	10.5	3/29/2021
10.26	Form of Amended and Restated Registration Rights Agreement	8-K	10.6	3/29/2021
10.27	Investment Management Trust Agreement dated February 22, 2021.	8-K	10.2	2/26/2021

10.28	Registration Rights Agreement dated February 22, 2021.	8-K	10.3	2/26/2021
10.29	Private Placement Warrants Purchase Agreement dated February 22, 2021	8-K	10.4	2/26/2021
10.30	Letter Agreement dated February 22, 2021	8-K	10.5	2/26/2021
10.31	Forward Purchase Agreement dated February 22, 2021	8-K	10.6	2/26/2021
10.32††	Master Collaboration Agreement, dated September 20, 2019, between SomaLogic, Inc. and Novartis Pharma AG	S-4/A	10.33	8/5/2021
10.33††	Amended and Restated Master SomaScan Discovery Services Agreement, dated October 13, 2020, between SomaLogic, Inc. and Amgen Inc.	S-4/A	10.34	8/5/2021
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.IN*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).
††	The Company has omitted portions of the exhibit as permitted under Regulation S-K Item 601(b)(10). The Registrant agrees to furnish on a supplemental basis an unredacted copy of this exhibit and its materiality and privacy or confidentiality analysis if requested by the SEC.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SomaLogic, Inc.

Date:	November 15, 2021	By:	/s/ Roy Smythe
Roy Smythe
Chief Executive Officer
(Principal Executive Officer)

Date:	November 15, 2021	By:	/s/ Shaun Blakeman
Shaun Blakeman
Chief Financial Officer
(Principal Financial and Accounting Officer)