Form 10-K
period 2021-12-31
SomaLogic, Inc.
filed 2022-03-29
CIK 1837412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number 001-39796
_________________________________________
SOMALOGIC, INC.
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware	52-4298912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2945 Wilderness Place
Boulder, Colorado 80301
(303) 625-9000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	SLGC	Nasdaq Capital Market
Warrants to purchase Common Stock	SLGCW	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The common stock of the registrant has been traded on the NASDAQ under the symbol “SLGC” since September 2, 2021, which is the business day following the consummation of the business combination among the registrant, S-Craft Merger Sub, Inc. and the predecessor SomaLogic entity. Accordingly, there was no public market for the registrant’s common equity as of June 30, 2021. As of March 18, 2022, there were approximately 182,110,874 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical fact included in or incorporated by reference into this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words ““will be,” “will,” “expect,” “anticipate,” “continue,” “project,” “believe,” “plan,” “could,” “estimate,” “forecast,” “guidance,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “pursue,” “should,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.
These statements include, but are not limited to the following:
•the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against the Company;
•the ability to comply with the listing requirements of the Nasdaq;
•the risk of disruption, including in the Company’s information technology systems, to the Company’s current plans and operations;
•the ability to recognize the anticipated benefits of the Company’s business, which may be affected by, among other things, competition and the ability to grow and manage growth profitably and retain its key employees;
•costs related to the Company’s business;
•changes in applicable laws or regulations;
•the ability of the Company to raise financing in the future;
•the success, cost and timing of the Company’s product development, sales and marketing, and research and development activities;
•the ability to protect the Company’s intellectual property;
•the Company’s plans to engage in acquisition activities and the anticipated impact of such activities on the Company’s financial results;
•the impact of the procurement and budgetary cycles of customers;
•the Company’s ability to obtain and maintain regulatory approval for its products, and any related restrictions and limitations of any approved product;
•the Company’s ability to maintain existing license agreements and manufacturing arrangements;
•the Company’s ability to attract or retain sales and distribution partners;
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
•the ability to use net operating losses and certain other tax attributes;
•the Company’s financial performance; and
•the impact of the COVID-19 pandemic on the Company.

The forward-looking statements contained in this Annual Report on Form 10-K are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A – “Risk Factors” in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company will not and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
Item 1. Business
Unless expressly indicated or the context requires otherwise, the terms “SomaLogic,” the “Company,” “we,” “us” and “our” in this report refer to SomaLogic, Inc., and, where appropriate, our wholly-owned subsidiaries.
Company Overview
Overview
SomaLogic is a leading commercial-stage proteomics company. We have built an integrated proteomics platform that we believe is capable of robust, high throughput proteomics analysis with broad proteome coverage, low limits of detection, high reproducibility and at low costs. We designed our platform with the goal of being a universal proteomics platform, with the breadth (number of proteins measured) and precision (accuracy of measurement) important for discovery and research applications, and both the reproducibility and robustness important for clinical applications. Our platform is underpinned by our proprietary assay technology, our protein database (which we believe is one of the largest proteomics databases worldwide), and artificial intelligence and machine learning capabilities. As of December 31, 2021, our assay can measure approximately 7,000 protein target measurements in a single sample using only approximately 55 µL of plasma or serum. Our proteomics database matches proteomics and clinical information and contains over 2.5 billion protein measurements with over 675,000 participant-years of clinical follow-up. Leveraging our artificial intelligence-enabled bioinformatics capability, we use our database to power diagnostic product development for our research and clinical customers. We currently run our platform within our own laboratory, receive samples from customers and perform proteomics analysis on their behalf.
Our proprietary platform is built upon our assay technology, our proprietary database, and artificial intelligence and machine learning bioinformatics capabilities. Our foundational assay technology includes our library of modified aptamer protein identification reagents, referred to as “SOMAmer® reagents,” and our SomaScan® assay. Our SOMAmer® reagents are proprietary “slow off-rate modified aptamers” which are short, synthetic single stranded DNA (ssDNA) sequences developed to bind specific protein targets with high affinity and specificity across the proteome. As of December 31, 2021, we have reagents targeting approximately 7,000 protein target measurements of the approximately 20,000 canonical human proteins included in our current SomaScan® assay, and plan to increase this number to approximately 10,000 in 2023 for commercial availability. The SomaScan® assay is utilized for Research Use Only (“RUO”) applications and SomaSignal™ tests, run on the SomaScan® Platform, and are also available as Laboratory-Developed Tests (“LDT”) in the United States.

Our business model is currently focused on research and clinical customers. We continue to work with collaborators to explore new areas of application for research and clinical proteomics. As a result of our significant government- or grant-funded customer base, whose cycles often coincide with government fiscal year ends, our business is subject to significant seasonal factors which may cause sales of our products to vary on a quarterly or yearly basis and increase the magnitude of quarterly or annual fluctuations in our operating results.
Our assay services delivered to the research market are focused on pharmaceutical and biotechnology companies, and academic and government research institutions. We facilitate drug development, analysis of clinical trials and new human biology insights by assessing protein-protein and protein-gene networks. In addition to providing protein data for research customer use, as of December 31, 2021, we have released 20 SomaSignal™ RUO protein-pattern recognition tests covering multiple applications, including facilitation of clinical trials (patient inclusion/exclusion, therapeutic effects of pharmaceuticals during trials, and other use cases).
Our services and products delivered into the clinical market are focused on providing data-driven diagnostic tests aimed at enabling high predictive power of biological disease and risks to patients based on high-plex proteomic measurement and bioinformatics predictive model development. We have released 16 SomaSignal™ tests for use as LDTs under our Clinical Laboratory Improvement Amendments (“CLIA”) certification since late 2019. We also have a pipeline of over 100 unique tests that could be developed and use claims targeting multiple applications, including offerings for health and wellness, preventative medical and disease management for pharmaceutical companies, health system providers and payors. We have developed a number of health system partnerships in the United States which we are studying use cases and benefits for SomaSignal™ tests for patient populations.
Recent Events

In May 2021, SomaLogic launched its SomaSignal™ Proteomics for Precision Medicine Initiative with Emory University, Intermountain Healthcare, CommonSpirit Health and UCHealth as initial partners, with University of Pittsburgh Medical Center joining in September and University Hospitals Cleveland Medical Center joining in November. These health systems will conduct trials using SomaSignal™ tests to assess current health state and disease risk based on a patient’s proteomic signature, and use the results to determine whether to change treatment.

In December 2021, SomaLogic entered into an exclusive, multi-year partnership pursuant to a Collaboration Agreement (the “Collaboration Agreement”) with Illumina Cambridge. Ltd. (“Illumina Cambridge”) and Illumina, Inc. (together with

Illumina Cambridge, collectively, “Illumina”) to develop co-branded, distributable Next-Generation Sequencing (“NGS”) based proteomic products. As part of the Collaboration Agreement, Illumina will develop and deploy NGS-based protein identification and measurement tools into laboratories worldwide, and facilitate the development and use of high-plex protein pattern recognition tests. Illumina has rights to use certain of SomaLogic’s intellectual property to develop products in connection with the Collaboration Agreement.
Proteomics and Existing Technologies
Background
We believe the value of proteomics remains largely untapped. Over the past decade, the genomics revolution has led to an acceleration of biological insights arising from the development and incorporation of large-scale, high-throughput molecular profiling techniques into research and clinical medicine. Although the knowledge of biological systems from the standpoint of both genomics and transcriptomics has led to significant scientific advancements and biological discoveries, we believe the critical impact of protein function on biology remains largely unexplored due to several inherent difficulties in proteomics that do not exist in genomics and slow the technological progress to fully interrogate the proteome, such as the unique characteristics of each protein, including shapes, sizes (20,000 different structures versus the fairly simple structure of nucleic acid), half-lives, and myriad locations throughout the human body in organs, tissues and cells (versus the content localization of nucleic acid in the nuclei of cells and in mitochondria). Therefore, unlike DNA, proteins can have unstable and variable chemical structures, and their presence in various biologic matrix samples can span an exceptionally large dynamic range. This can make proteins difficult to detect and identify, especially at low concentrations. We believe that to extract the multidimensional networks of biological information encoded in proteins, researchers generally have to be able to measure many proteins at scale, over a very wide dynamic range, and with a high degree of precision (we believe to suggest otherwise would require one assume the 20,000 known protein-encoding genes selected by millions of years of human evolution are not all important to understanding human biology). In addition, we view robust and reproducible analysis as a requirement to drive adoption in the clinical setting. Although there are several approaches widely practiced today that can identify and measure a large number of proteins, the ability to capture a sufficiently broad number of proteins with high accuracy and repeatability, in order to capture a more comprehensive picture of the dynamic state of a cell, tissue or organism has largely been an ongoing, difficult challenge for the life sciences industry.
Key limitations of current proteomics technologies
We believe there are currently few widely practiced methodologies for broad interrogation of the proteome, and each can have their own specific set of limitations. The key methodologies today include mass spectrometry and antibody-based approaches. Protein sequencing and counting technologies have also been recent innovations in the field, but generally have not been applied commercially at scale.
Our Offerings
We are using our platform to target research and clinical applications. Our offerings focused on research are for basic research and discovery, as well as translational research and biopharmaceutical development applications. We also have an emerging clinical diagnostics business, through which we have established relationships with several large health systems in the United States in 2021.
SomaLogic® Offerings and Applications
We have an established revenue stream from the research market, which as of December 31, 2021 consists primarily of a service model whereby we receive samples (including from pharmaceutical, biotechnology or academic clients), perform the SomaScan® assay, and subsequently use bioinformatics and analytics to further refine the collected data and deliver the results back to the customer.
SomaScan® Assay. As of December 31, 2021, our SomaScan® assay measures 7,000 protein target measurements in a single sample, with planned development to expand to an approximately 10,000-plex assay for release. The SomaScan® assay is designed to have breadth (or number of proteins measured), precision, specificity, dynamic range, depth (or lower limits of detection), and throughput. SomaScan® users can also gain access to individual SOMAmer® reagents for a wide range of follow-up studies which is a feature we consider as uniquely available with our research services compared to what other proteomic platforms are providing.
SomaSignal™ Tests. As of December 31, 2021, we had 16 SomaSignal™ tests currently available for use as LDT under our CLIA certification, with greater than 100 tests in various stages of development. As of December 31, 2021, we have 20 RUO tests primarily targeting clinical trial applications, such as characterizing and monitoring patients through the clinical trial cycle. We believe our SomaSignal™ tests will provide health systems and national health services with a leading-edge scientific tool set to allocate resources, risk stratify both populations and individual patients and personalize therapy.
SomaScan® Panels. As of December 31, 2021, we have launched several panel offerings to the market. There are two categories of these panels: fixed panels and custom panels.

SOMAmer® Reagents. Customers have licensed our reagents and the Systematic Evolution of Ligands by Exponential enrichment (“Evolution”) technology in three ways: (i) individual reagents that have been developed by SomaLogic, (ii) custom reagents developed by SomaLogic on our clients’ behalf, and (iii) custom reagents developed by our clients through a license for both the SELEX development technology and the subsequent reagents. An example of the use of SOMAmer® reagents for commercial purposes is the inclusion of SOMAmer®-based inhibitors of thermophilic enzymes, such as polymerases used in “hot-start” PCR amplification, which are examples of the type of products offered by certain biotechnology companies.

Our Market Opportunity
Due to extensive existing applications and broad potential, we believe proteomics represents one of the largest untapped opportunities in the life sciences industry today. Currently, approximately 95% of FDA-approved drugs target a protein, and most other drugs interact with, or are influenced by signal transduction cascades mediated by proteins. Our platform aims to address a large opportunity across multiple proteomics-based markets and is uniquely designed to attract and retain customers in order to capture a substantial share in each of these markets. With our growing foundational assay of proteins in place as the single source for all new test menus, we believe we are well positioned to expand to additional adjacent markets within proteomics and genomics. Our initial target markets are research and clinical diagnostics, both for which we have already began establishing our market presence among customers and collaborators.
Our Strengths
Our historical and anticipated future growth are underpinned by a set of competitive strengths and advantages we believe will enable us to accelerate the field of proteomics, while establishing SomaLogic as the leading proteomics player. Our competitive strengths include:
•A universal proteomics platform that can be applied across research and discovery, translational research and biopharmaceutical development, and clinical applications.
•Providing high-multiplex and high-throughput proteomics.
•Proprietary, foundational aptamer-based chemistry and reagents.
•One of the largest proprietary proteomics database leveraging clinical relationships.
•Extensive global patent portfolio protecting our proteomics platform, products and services.

•Established, multi-year relationships with growing customer base and some of the leading key opinion leaders (“KOLs”) across relevant disease and application areas.

•Traction in clinical markets with a growing menu of tests and relationships.
Our Strategy
Our goal is to drive adoption of our integrated platform of proteomic solutions and services, initially in the research and clinical markets, and then expanding into other attractive markets. Our strategy centers on lowering barriers to adoption and actively engaging with our broad community of customers and KOLs to accelerate the adoption of proteomics. Our growth strategy includes:
•Drive adoption of our platform as the industry standard with research customers.
•Ramp our presence in the clinical market.
•Grow our database, and artificial intelligence and machine learning capabilities to strengthen our value proposition for our customers.
•Strengthen our partnerships and collaborations to validate our integrated platform and expand its capabilities.
•Enhance our integrated platform for use in decentralized settings.
•Build commercial product development and sales channel relationships with Genomics, Transcriptomics and other molecular-based testing enterprises.

Manufacturing and Supply
We depend on our manufacturing and supply chain operations for reagents and other components we use in our products and solutions. Our suppliers and manufacturer are also the primary source of the instruments required to complete our assays and tests.

We currently have supply agreements with two key single source suppliers, Agilent Technologies, Inc (“Agilent”) and Global Life Sciences Solutions USA LLC (“GLSS”). The agreement with Agilent relates to the supply of the microarray readout slide and supporting reagents and was amended in November of 2021 and has a termination date of April 2025 with the ability to be extended for an additional 2 years. The agreement with GLSS relates to the supply of streptavidin beads and has been extended through December 31, 2023.
Some of our products are built using unique components, such as our SomaScan® assay, but the majority of the components that make up our products and solutions are commonly sourced or off-the-shelf. While we purchase some of our components and materials used in manufacturing from single-source suppliers, we have qualified second sources for most, but not all, of our critical components and reagents. The loss of any of these suppliers could potentially harm SomaLogic. We believe alternatives would be available; however, it may take time to identify and validate replacement components, which could negatively affect our ability to supply our products on a timely basis. To mitigate this risk, we typically carry a significant inventory of our critical components. For further discussion of the risks relating to our third-party suppliers, see the section entitled “Risk Factors.”
Intellectual Property
Our success depends in part on our ability to maintain intellectual property protection for our products and technology. We utilize a variety of intellectual property protection strategies including patents, trade secrets, trademarks and other methods of protecting proprietary information.
Patents
We have an extensive global patent portfolio to protect our proteomics platform, the products and services. Our owned patents and pending applications, if issued, are expected to expire between 2022 and 2040, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other government fees. Our proprietary, foundational aptamer-based technology is supported by approximately 800 patents (issued or pending) and supports unsurpassed sensitivity and specificity, and dynamic range.
Trademarks
We own various trademarks, applications, and unregistered trademarks in the United States and in important markets outside the United States, including our own company name and product and service names, including SomaLogic®, SomaSignal™, SOMAmer®, and SomaScan®. Our trademark portfolio is designed to protect the brands for our product and services, both current and in the pipeline.
Trade Secrets
In addition to our reliance on patent protection for our inventions, products and technologies, we also rely on trade secrets, know-how, confidentiality agreements and continuing technological innovation to develop and maintain our competitive position. For example, most of our aptamers and some elements of our analytical techniques and processes, as well as some of the bioinformatic methodologies used to analyze data and software, are based on unpatented trade secrets and know-how not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, advisors and consultants, these agreements may be breached and we may not have adequate remedies for any breach. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets.
In-Licensing of Intellectual Property
We do not currently rely on any third party in-licensed intellectual property to provide any of our services or products.
Out-Licensing of Intellectual Property
In 2008, pursuant to an agreement with a certain biotechnology company, SomaLogic licensed a worldwide exclusive right (on a target by target basis), under SomaLogic’s patent portfolio (122 patents and patent applications) and proprietary information and know-how relating to its modified SELEX processes and modified aptamers technology to make, use, sell, and have made, and have sold (a) commercial products produced by or incorporating SomaLogic licensed technologies and (b) commercial products intended for use in nucleic acid amplification that are rationally designed nucleic acid sequences that are temperature dependent inhibitors of a licensed target. SomaLogic retained a non-exclusive right to make, use and have made the aptamers for internal research and development, including the right to grant non-exclusive licenses to SomaLogic collaborator for research and development purposes. The biotechnology company’s license was amended in 2012 to grant such company enforcement of licensed patent rights against third-party infringers. In 2014, the biotechnology company’s license was amended to exclude in vivo imaging applications in the licensed field and licensed product. The royalties were also amended to include in addition to the original 15% royalty on net sales on licensed products and $50,000 annual minimum per calendar year for each licensed target, a new $35,000 per calendar year payment for each new target class, plus a one-time license fee of $25,000 for each target that is added. The term of this license continues on a country-

by-country basis, until the later of the expiration of the last to expire of the licensed patents having a valid claim that covers licensed products directed to a licensed target or the tenth anniversary of the first commercial sale of a licensed product under category (a) above.

On December 31, 2021, SomaLogic entered into a Collaboration Agreement with Illumina (as described in the section entitled “Recent Events” above) under which we grant to Illumina rights to use certain of our intellectual property to develop, pursuant to a mutually agreed upon development plan, co-branded NGS-based proteomic distributable kits (the “Licensed Products”).
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We cannot provide any assurance any of our current or future patent applications will result in the issuance of patents, or any of our current or future issued patents will effectively protect any of our products, services or technology or prevent others from commercializing infringing products, services or technology. For further discussion of the risks relating to intellectual property, see the section entitled “Risk Factors — Risks Related to Intellectual Property.”

Collaboration Agreements
SomaLogic has several collaboration agreements with collaborators to facilitate various research efforts focused on proteomic profiling of several diseases and conditions. Our current collaborators include many universities and private companies in the biotechnology space.
On September 20, 2019, SomaLogic entered into a Master Collaboration Agreement (“MCA”) with Novartis Pharma AG, a Swiss company (“Novartis”), pursuant to which the parties engage in collaborative research efforts to advance the study of proteomic medicine. Under the MCA, SomaLogic agrees to provide SomaScan® assay services to Novartis upon Novartis’s submission of samples to SomaLogic. The MCA will remain in effect until December 31, 2028 unless either earlier terminated by the parties in accordance with the MCA or extended for an additional five (5) years by mutual written agreement. Under the MCA, Novartis is expected to submit an annual minimum number of samples to SomaLogic and pay a fee per sample of which SomaLogic provides its SomaScan services to such sample.

On March 30, 2020, SomaLogic entered into a Joint Development & Commercialization Agreement Collaboration Agreement (the “JDCA”) with NEC Solution Innovators, Ltd. (“NES”). Under the JDCA, NES was granted (1) a ten (10) year exclusive license to certain of SomaLogic’s intellectual property to develop and commercialize tests in Japan for human healthcare management, which will convert to a non-exclusive license at the end of the ten (10) year period of exclusivity and then continue for the remainder of the term of the agreement; and (2) a non-exclusive license to develop and commercialize in Japan non-healthcare life sciences tests that employ SomaScan® services in exchange for annual payments for five (5) years and revenue sharing payments over the term of the agreement. Under the agreement, NES grants SomaLogic an exclusive license under NES’ and its affiliates’ technology and under any joint technology or patents to develop and commercialize tests in the rest of the world.
On October 13, 2020, SomaLogic entered into an Amended and Restated Master SomaScan Discovery Services Agreement (“MSDS”) with Amgen Inc., a Delaware corporation based in California (“Amgen”), pursuant to which SomaLogic agrees to use its SomaScan® assay technology to study protein samples provided by Amgen and provides reports for such studies, as outlined in individual statements of work (“SOWs”) from time to time. Each individual SOW sets forth the sample requirements, and fees payable to SomaLogic pursuant thereto, that Amgen agrees to supply to SomaLogic in order for SomaLogic to provide SomaScan® assay services. The MSDS will terminate on October 13, 2025 unless earlier terminated by the parties in accordance with the MSDS and in any event not until any open SOW is completed.
On December 31, 2021, SomaLogic entered into the Collaboration Agreement with Illumina, in connection with the development of the Licensed Products and related commercial arrangements. Under the Collaboration Agreement, SomaLogic grants to Illumina rights to use certain of the Company’s intellectual property to develop, pursuant to a mutually agreed upon development plan, the Licensed Products, in exchange for, among other things, an upfront payment and certain royalty payments. Unless earlier terminated in accordance with its terms, the Collaboration Agreement will remain in effect until the expiration of the last-to-expire royalty period for the Licensed Products.
Employees and Human Capital
As of December 31, 2021, we had approximately 320 full-time employees, including a commercial team of more than 60 employees and a research and development team of more than 60 employees. Most of our employees hold an academic degree, with a significant number also holding advanced degrees.
None of our employees are represented by a labor union or covered under a collective bargaining agreement. We have not experienced any material work stoppages and we consider our relationship with our employees to be good, healthy, and transparent. We actively engage with managers to collect feedback and ideas on how to improve our working environment.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purpose of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
As we continue to monitor the global spread of COVID-19, we have implemented and will continue to implement measures to ensure the safety of our employees. We are continuously evaluating the guidance from federal and local authorities and have created strict polices and guidelines that put our employees’ health and safety first. Compliance with environmental, health and safety laws and regulations underlies the basis of applicable programs we have in place.
Facilities
Our corporate headquarters and laboratory facilities are located in Boulder, Colorado, where we lease approximately 77,000 square feet of space under three leases at 2945 Wilderness Place, 2950 Wilderness Place and 2995 Wilderness Place. One building lease terminates at the end of 2023 and the other two leases have extension options through 2026 and 2036. We also leased office and laboratory space at Warneford Hospital in Oxford, United Kingdom, under a sublease that expired in December 2021.
In February 2022, we entered into two lease agreements, each for commercial buildings to be constructed in Louisville, Colorado. The buildings when fully constructed are anticipated to comprise 100,080 square feet and 98,640 square feet of office, warehouse, laboratory and other space and will serve as our future headquarters. We anticipate one of these leases will commence on or after January 1, 2023, and the other lease will commence on or after July 1, 2023. Both leases will expire on November 30, 2033, unless extended by the parties or earlier terminated in accordance with the terms of the leases.
We do not own any real property and believe our current facilities are sufficient to meet our immediate needs, but have entered into the new leases in anticipation of future growth. If we require additional space, we believe we will be able to obtain additional facilities on commercially reasonable terms and on an acceptable timeline.
Competition
The life sciences market is highly competitive and dynamic. Other companies, both established and early-stage, have indicated they are designing, manufacturing, and marketing products and services for, among other things, multiplexed or high-throughput proteomic analysis. These companies include Nautilus, Olink, Quanterix, Quantum-Si and Seer, among others, each of which has products and services that may compete to varying degrees with some of our services and products. Some of these companies are actively executing their commercial and operating plans, actively commercializing products and services and growing established marketing and sales forces. Other competitors are developing technologies for the life sciences market which may lead to services and products that rival or replace our products over time.
We believe the principal competitive factors in our target markets include:
•proteomic content in terms of total number of proteins measured and ease of content expansion;
•assay sensitivity and reproducibility;
•efficiency and speed of workflows;
•the scale required to address the complexity and dynamic range of the proteome;
•throughput to meet lab testing volume;
•reputation among customers and key thought leaders;
•innovation in product offerings (notably clinical proteomics applications);
•accuracy and reproducibility of results;
•strength of intellectual property portfolio;
•operational and manufacturing footprint;
•customer support infrastructure; and
•a leadership and commercial team with extensive execution and scientific background.
Our commercial opportunity could be reduced if our competitors develop and commercialize products or services that offer better performance or are more convenient and cost-effective to use than our products or services. However, we believe we are substantially differentiated from our competitors for a multitude of reasons, including our novel approach and platform, the unique and proprietary nature of our aptamer-based technology (developed over more than two decades), our rigorous product development processes and quality of science, our highly experienced and multidisciplinary teams, our breadth of both proteomics-research-enabling and applied clinical solutions, and our access to an immediate growing market with opportunities to expand into adjacent market opportunities over time.
Government Regulation
Our products are intended for either (1) RUO or (2) clinical use applications; our RUO products are not used for clinical applications. Our customers include entities such as healthcare providers, academic institutions, research laboratories, and biopharmaceutical and biotechnology companies. Our products are used for obtaining proteomics information from pre-clinical or clinical trials, biomarker discovery, monitoring patients’ physiological states, among others.
Under a long-standing FDA regulation and policy, in vitro diagnostic (“IVD”) products intended for research use only are subject to a regulatory classification separate from classifications for products with clinical use applications. In particular, products that are RUO and that comply with certain labeling requirements (e.g., labeling that explains that the product is RUO) are typically not regulated by the FDA as medical devices and are not subject to the regulatory requirements discussed below for clinical diagnostic products. Therefore, in many cases, RUO products can be used or distributed for research use without first obtaining FDA clearance, authorization, or approval. Such products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures,” and comply with other legal requirements. RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use.
In November 2013, the FDA issued final guidance on products labeled RUO, which, among other things, reaffirmed a company may not make any clinical or diagnostic claims about an RUO product, stating that merely including a labeling statement the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicates the manufacturer knows its product is being used by customers for diagnostic uses or the manufacturer intends such a use. A product labeled RUO but intended or promoted for clinical diagnostic use may be viewed by the FDA as adulterated and/or misbranded under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and subject to FDA enforcement action. The FDA will consider several factors surrounding distribution and use of an RUO product, including how the product is marketed and to whom, when determining its intended use. If the FDA disagrees with a company’s RUO status for its product, the company may be subject to FDA enforcement actions. In addition, the FDA may require the company to seek clearance, authorization or approval for the product.
Clinical Diagnostics in the United States
In the United States, the FDA defines a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Medical devices are subject to extensive regulation by the FDA under the FDCA and its implementing regulations, and other federal and state statutes and regulations. The laws and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, pre-market clearance, authorization or approval, establishment registration and product listing, product manufacturing, product packaging and labeling, product storage, advertising and promotion, product distribution, recalls and field actions, servicing and post-market clinical surveillance. A number of states in the United States also impose licensing and compliance regimes on companies that manufacture or distribute prescription devices into or within the state.
The Federal Trade Commission (“FTC”) also oversees the advertising and promotion of SomaLogic’s current and future products pursuant to its broad authority to police deceptive advertising for goods or services within the United States. Under the Federal Trade Commission Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. In the context of performance claims for products such as SomaLogic’s goods and services, compliance with the FTC Act includes ensuring there is scientific data to substantiate the claims being made, the advertising is neither false nor misleading, and any user testimonials or endorsements SomaLogic or its agents disseminate related to the goods or services comply with disclosure and other regulatory requirements.
IVDs are a type of medical device and include reagents and instruments used in the diagnosis or detection of diseases, conditions or infections, including, without limitation, the presence of certain chemicals, genetic information or other biomarkers. Predictive, prognostic, and screening tests can also be IVDs. Most medical devices, including IVD products, must undergo pre-market review by and receive clearance, authorization, or approval from the FDA prior to commercialization, unless the device is of a type exempted from such review by statute, regulation, or an FDA exercise of enforcement discretion.

The FDA classifies medical devices into three classes based on risk. The level of regulatory control increases from Class I (lowest risk) to Class III (highest risk). Marketing of most Class II and III medical devices within the United States must be preceded either by pre-market notification and FDA clearance pursuant to Section 510(k) of the FDCA or by the granting of a premarket approval application (“PMA”). Both 510(k) notifications and PMA applications must be submitted to the FDA with significant user fees, although reduced fees for small businesses are available. Class I devices are generally exempt from pre-market review and notification, as are some moderate-risk Class II devices. Manufacturers of all classes of devices must comply with the FDA’s Quality System Regulation (“QSR”), establishment registration, medical device listing, labeling requirements, and medical device reporting (“MDR”) regulations, which are collectively referred to as medical device general controls. Class II devices may also be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling. Some Class I and Class II devices can be exempted by regulation from the requirement of compliance with substantially all of the QSR. The FDA currently exercises enforcement discretion with respect to the regulation of LDTs.
Regulation of Laboratory Developed Tests in the United States
Our SomaSignal™ tests are available as LDTs for use in obtaining proteomics information from patients and monitoring patients’ physiological states, among others. LDTs have generally been considered to be tests that are designed, developed, validated and used within a single laboratory. The FDA has historically taken the position that it has the authority to regulate such tests as medical devices under the FDCA, but the FDA has exercised enforcement discretion for certain LDTs and has not required clearance, authorization, or approval of such LDTs prior to marketing, unless the product poses health or safety concerns or the product is a direct-to-consumer test. Laboratories certified as “high complexity” under CLIA may develop, manufacture, validate and run LDTs. The CLIA requirements are discussed below in the section entitled “United States Federal and State Regulation of Laboratories.”
On October 3, 2014, the FDA issued two draft guidance documents proposing a new regulatory paradigm for oversight of LDTs. These draft guidance documents proposed more active review of LDTs. The draft guidance documents were the subject of considerable controversy, and in November 2016, the FDA announced that it would not be finalizing the 2014 draft guidance documents. On January 13, 2017, the FDA issued a discussion paper which laid out elements of a possible revised future LDT regulatory framework, but did not establish any regulatory requirements. Meanwhile, the FDA issued several warning letters against marketers of LDTs, although focusing on issues that the FDA considered to pose high risks to the public. But in August 2020, the Department of Health and Human Services (“HHS”) declared that FDA will not be requiring premarket reviews for LDTs unless the FDA issues such a requirement by notice-and-comment rulemaking. Following the change of the administration in 2021, it is not clear what the HHS or FDA policy will be on the regulation of LDTs. Given the changing regulatory requirement, the FDA may decide to take action against certain LDTs on a case-by-case basis if the FDA views them as presenting a risk to patients. The FDA may regulate products that it does not consider to be LDTs as medical devices that are subject to the requirements that are described above.
United States Federal and State Regulation of Laboratories
Given aspects of SomaLogic’s business at certain facilities involve acting as a clinical laboratory, SomaLogic is required to hold certain federal and state licenses, certifications and permits to conduct our business. As to federal certifications, CLIA establishes rigorous quality standards for all laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. As a clinical laboratory, SomaLogic must obtain a CLIA certificate based on the complexity of testing performed at the laboratory, such as a Certificate of Compliance for high-complexity testing. CLIA also mandates compliance with various operational, personnel, facilities administration, quality and proficiency requirements, intended to ensure clinical laboratory testing services are accurate, reliable and timely. CLIA compliance and certification is also a prerequisite to be eligible to bill for services provided to government payors and for many private payors. Furthermore, SomaLogic is subject to survey and inspection every two years to assess compliance with program standards, and may be subject to additional unannounced inspections. Laboratories performing high-complexity testing are required to meet more stringent requirements than laboratories performing less complex tests.
In addition to CLIA requirements, SomaLogic participates in the accreditation program of the College of American Pathologists (“CAP”). CMS, the agency that oversees CLIA, has deemed CAP standards to be equally or more stringent than CLIA regulations and has approved CAP as a recognized accrediting organization. Inspection by CAP is performed in lieu of CMS inspections for accredited laboratories. Therefore, because SomaLogic is accredited by the CAP Laboratory Accreditation Program, we are deemed to also comply with CLIA. CLIA provides a state may adopt laboratory regulations more stringent than those under federal law, and a number of states have implemented their own more stringent laboratory regulatory requirements.
Select states have laboratory regulations that have been deemed by the federal government to be at least as stringent as CLIA, and thus laboratories licensed under those state regimes are exempt from CLIA and the state Department of Health is permitted to issue a CLIA number, along with a state Medical Test Site license, rather than a certificate being issued by CMS. State laws may require that laboratory personnel meet certain qualifications, specify certain quality control procedures, facility requirements or prescribe record maintenance requirements. Several states additionally require the licensure of out-of-state laboratories that accept specimens from those states. For example, New York requires a laboratory to hold a permit, which is issued after an on-site inspection, and approval of each LDT offered by a laboratory, and has various, more stringent requirements than CLIA and CAP, including those for personnel qualifications, proficiency testing, physical facility and equipment and quality control standards.
If a clinical laboratory is found to be out of compliance with CLIA certification, CAP accreditation or a state license or permit, the applicable regulatory agency may, among other things, suspend, restrict or revoke the certification, accreditation, license or permit to operate the clinical laboratory, assess civil monetary penalties and impose specific corrective action plans, among other sanctions.
United States Fraud and Abuse Laws and Other Compliance Requirements
Successfully commercializing our clinical products and services depends on obtaining broad health insurance or third party payor coverage. Government and private payors institute coverage criteria to ensure the appropriate utilization of products and services and to control costs. Limited third party payor coverage for a technology or procedure may limit adoption and commercial viability, while broader coverage supports optimal market uptake. These laws can be implicated by inappropriate sales and marketing arrangements with healthcare providers. Many commonly accepted commercial practices are illegal in the healthcare industry and violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in United States federal and state healthcare programs, including Medicare and Medicaid.
Federal Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. The Anti-Kickback law is broadly interpreted and aggressively enforced with the result that beneficial commercial arrangements in the health care industry may be criminalized. The penalties for violating the federal Anti-Kickback Statute include imprisonment for up to ten years, fines of up to $100,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid.
Federal False Claims Act. The federal False Claims Act prohibits knowingly presenting, or causing to be presented a false claim or the knowing use of false statements or records to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,665 and $23,331 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement.
Federal Physician Self-Referral Law. The federal Physician Self-Referral Law, also referred to as the Stark Law, prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services, including durable medical equipment and supplies, payable by Medicare, unless an exception applies. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to the Medicare program for such designated health services provided pursuant to a prohibited referral, and provides that certain collections related to any such claims must be refunded in a timely manner.
Civil Monetary Penalties Law. The Civil Monetary Penalties Law authorizes the imposition of substantial civil money penalties against an entity that engages in certain prohibited activities including but not limited to violations of the Stark Law or Anti-Kickback Statute, knowing submission of a false or fraudulent claim, employment of an excluded individual, and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or part by a federal health care program, commonly known as the Beneficiary Inducement CMP.
State Analogs of Federal Fraud and Abuse Laws. Many states in the United States have their own laws intended to protect against fraud and abuse in the health care industry and more broadly. In some cases these laws prohibit or regulate additional conduct beyond what federal law affects. Penalties for violating these laws can range from fines to criminal sanctions.
HIPAA. The federal Health Insurance Portability and Accountability Act (“HIPAA”) of 1996, as amended by the American Recovery and Reinvestment Act of 2009, and implementing regulations, includes criminal prohibitions against healthcare fraud, embezzlement, and making false statements relating to healthcare matters. The provisions of this federal statute prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements sections of the statute prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also sets out privacy and security obligations for entitles governed by the statute that are discussed in more detail below.

FCPA and Other Anti-Bribery and Anti-Corruption Laws. The United States Foreign Corrupt Practices Act (“FCPA”) prohibits United States corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals or organizations in many countries. SomaLogic’s present and future business has been and will continue to be subject to various other United States and foreign laws, rules and/or regulations.
Physician Payment Sunshine Act. Manufacturers of United States FDA-regulated devices reimbursable by federal healthcare programs are subject to the Physician Payment Sunshine Act, which requires manufacturers to track and annually report to CMS certain payments and other transfers of value made to United States-licensed physicians or United States teaching hospitals. Manufacturers are also required to report certain ownership interests held by physicians and their immediate family members. The law carries penalties of up to $1.15 million per year for violations, depending on the circumstances, and payments reported also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute, Stark Law and other healthcare laws.
In addition, there has been a recent trend of increased federal and state regulation of payments and other transfers of value provided to healthcare professionals and entities. Similar to the federal law, certain states also have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope. Certain states also mandate that device manufacturers implement compliance programs. Other states impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. The need to build and maintain a robust compliance program with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements, resulting in fines and penalties.
United States and International Data Security and Data Privacy Laws
SomaLogic is or in the future may be subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA, and, in the European Union (“EU”), Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”), which came into effect across the European Economic Area in May 2018. Some countries, such as Brazil and Japan, have enacted or amended omnibus laws, and others, such as China and Russia, have also passed laws that require personal data relating to their citizens to be maintained in the country under certain circumstances and impose additional data transfer restrictions. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of personal data (including sensitive or confidential patient or consumer information), whether by SomaLogic or a third-party, could have a material adverse effect on SomaLogic’s business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; damages; litigation; consent orders; extensive audits and inspections; bans on all or some processing of personal data carried out by noncompliant actors; and injunctive relief. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

HIPAA, as well as a number of other federal and state privacy-related laws, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information” or “PHI.” HIPAA applies to health plans, healthcare providers who engage in certain standard healthcare transactions electronically, such as electronic billing, and healthcare clearinghouses, all of which are referred to as “covered entities” under HIPAA. HIPAA also directly regulates “business associates,” which are certain types of entities that act as service providers to covered entities and receive or have access to PHI as part of providing the relevant services to the covered entity customer. Business Associates are responsible for complying with certain provisions of HIPAA and can be subject to direct enforcement for violations of HIPAA. State imposed health information privacy and security laws typically apply based on licensure, for example, licensed providers or licensed entities are limited in their ability to use and share health information.
Additionally, many states have enacted legislation protecting the privacy and/or security of “personal information” such as identifiable financial or health information, social security number and credit card information. These laws overlap in certain circumstances and can apply simultaneously with federal privacy and security requirements and regulated entities must comply with all of them. The California Consumer Privacy Act (“CCPA”) that went into effect January 1, 2020, is one of the most restrictive state privacy laws, protecting a wide variety of personal information and granting significant rights to California residents with respect to their personal information. In dealing with health information for the development of its technology or for commercial purposes, SomaLogic will be affected by HIPAA and state-imposed health information privacy and security laws because these laws regulate the ability of SomaLogic’s potential customers and research collaborators to share health information with SomaLogic and may in certain circumstances impose additional direct obligations on SomaLogic. Additionally, SomaLogic must also identify and comply with all applicable state laws for the protection of other types of personal information (e.g., consumer, employee, B2B information) that the company collects. In addition to the CCPA, many other states have proposed or already enacted similar data privacy and security laws, including Massachusetts’ Standards for the Protection of Personal Information (MA 201 C.M.R. §§ 17.00 et seq.) and the newly enacted Virginia Consumer Data Protection Act.

In the EU, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry became stronger in May 2018. The GDPR applies across the EU (as well as the European Economic Area) and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when handling the personal data of individuals (i.e., data subjects) in the EU including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance obligations. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. SomaLogic is subject to the GDPR since we offer products or services to individuals in the EU or otherwise enters into contracts with EU entities that handle the collection and processing of data of individuals within the EU.
SomaLogic could also be subject to evolving EU laws on data export, for transfers of data outside the EU to itself or third parties. The GDPR only permits transfers of data outside the EU to jurisdictions that ensure an adequate level of data protection. The United States has not been deemed to offer an adequate level of protection, so in order for SomaLogic to transfer personal data from the EU to the United States, SomaLogic must identify a legal basis for data transfer (e.g., the European Union Commission approved Standard Contractual Clauses) and any supplementary measures taken, or to be taken, to provide an adequate level of protection for the data. On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) calls into question commonly relied upon data transfer mechanisms as between the EU member states and the United States (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield, an adequacy decision on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data exporters and data importers to assess United States national security laws on their business and future actions of EU data protection authorities are difficult to predict.
Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. At the current time, the Data Protection Act of 2018 that implements and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom (the “UK GDPR”). The UK authorities are also set to finalize the updated UK Standard Contractual Clauses on March 21, 2022. It is possible that additional issues may arise from a data privacy perspective between the EU and the UK.
Other Governmental Regulation
SomaLogic is subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the United States Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating specifically to workplace safety for employers in the United States. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the United States Department of Transportation, the United States Public Health Service, the United States Postal Service and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials that we may use during our research.
International Laws and Regulations for IVD Products
Whether or not we are required to comply with requirements for marketing clinical diagnostic products in the United States, we anticipate that we will still be required to obtain the requisite approvals from regulatory authorities in non-United States countries prior to the marketing of any product for clinical diagnostic use in those countries. The regulations in other jurisdictions vary from those in the United States and may be easier or more difficult to satisfy and are subject to change. For example, the EU published in 2017 new regulations that will result in greater regulation of medical devices and IVDs. This new IVD regulation (“new IVD Regulation”) is significantly different from the European directive for in vitro diagnostic products that it replaces in that it will ensure that the new requirements apply uniformly and on the same schedule across the member states, include a risk-based classification system and increase the requirements for conformity assessment. The new IVD Regulation will become fully applicable in May 2022, and it will increase the requirements for covered products and involve conformity assessments done by third parties that are designated under the IVD Regulation as notified bodies.
Outside of the EU, regulatory authorization needs to be sought on a country-by-country basis in order for us to market any clinical diagnostic products. Some countries have adopted medical device regulatory regimes, such as the Classification Rules for Medical Devices published by the Hong Kong Department of Health, the Health Sciences Authority of Singapore

regulation of medical devices under the Health Products Act, and Health Canada’s risk classification system for invasive devices, among others, that incorporate IVD products like the FDA’s current system. Each country may have its own processes and requirements for IVD licensing, approval/clearance, and regulation, therefore requiring us to seek any regulatory approvals on a country-by-country basis.
Implications of Being an Emerging Growth Company
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. We also qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act, and as such we may also take advantage of specified reduced disclosure and other requirements that are available to smaller reporting companies.
We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of certain reduced reporting obligations in this Annual Report on Form 10-K. These include extended transition periods for complying with new or revised accounting standards, an attestation of our internal controls as required by Section 404(b) of the Sarbanes-Oxley Act, providing only two years of audited financial statements, and scaled disclosures in our MD&A. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. To the extent we take advantage of any reduced disclosure obligations, it may make comparison of our financial statements with other public companies difficult or impossible.
Corporate Information
SomaLogic Operating Co., Inc. (formerly SomaLogic, Inc., and herein “SomaLogic Operating") was incorporated in the state of Delaware on October 13, 1999 and is headquartered in Boulder, Colorado. SomaLogic Operating is a protein biomarker discovery and clinical diagnostics company that develops slow off-rate modified aptamers (“SOMAmers®”), which are modified nucleic acid-based protein binding reagents that are specific for their cognate protein, and offers proprietary SomaScan® services, which provide multiplex protein detection and quantification of protein levels in complex biological samples.
CM Life Sciences II Inc. (“CMLS II”) was incorporated in Delaware as a blank check company on December 15, 2020. CMLS II was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.
On September 1, 2021, we consummated the business combination (the “Business Combination”) contemplated by the Merger Agreement (as amended, the “Merger Agreement”), dated March 28, 2021, by and among CMLS II, S-Craft Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of CMLS II (“Merger Sub”), and SomaLogic Operating ("Old SomaLogic"). Pursuant to the Merger Agreement, Merger Sub merged with and into Old SomaLogic, with Old SomaLogic surviving the merger as a wholly-owned subsidiary of CMLS II. Upon the closing of the Business Combination, CMLS II changed its name to SomaLogic, Inc., and Old SomaLogic changed its name to SomaLogic Operating Co., Inc.
Our principal executive offices are located at 2945 Wilderness Place, Boulder, CO 80301, and our telephone number at that address is (303) 625-9000.
Available Information
Our website address is www.somalogic.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or in deciding whether to purchase shares of our common stock. The U.S. Securities and Exchange Commission (“SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors
Summary of Risk Factors
In evaluating an investment in our securities, investors should carefully read the risks described below, this report and especially consider the factors discussed in the section entitled “Risk Factors.” If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•We expect to make significant investments in our continued research and development of new services and products, which may not be successful.
•We have incurred losses since we were formed and we may incur losses in the future.
•Seasonality may cause fluctuations in our revenue and results of operations.
•We may need to raise additional capital to fund commercialization plans for our services and products, including manufacturing, sales and marketing activities, expand investments in research and development and commercialize new products and applications.
•Our ability to use our net operating losses and certain other tax attributes may be limited.
•Our operating results have in the past fluctuated significantly and may continue to fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
•Our current and future services and products may never achieve significant commercial market acceptance.
•Errors or defects in our services or products could harm our reputation, decrease market acceptance of our services or products or expose us to product liability claims.
•Our business will depend significantly on research and development spending by pharmaceuticals, biotechnology, and academic, governmental and other research institutions, and any reduction in spending could limit demand for our services and products and adversely affect our business, results of operations, financial condition and prospects.
•The life sciences industry is subject to rapid change, which could make our proteomics platform and related services and products that we develop obsolete.
•Any disruption at our current headquarters and laboratory facility could negatively impact our business.
•Our reliance on distributors for sales of our services and products in certain geographies outside of the United States could limit or prevent us from selling our services and products and impact our revenue.
•A significant disruption in our information technology systems or the failure to maintain the integrity of our computer hardware, software and internet applications and related tools and functions could result in damage to our reputation, data integrity and/or subject us to costs, fines or lawsuits under data privacy or other laws or contractual requirements.
•We rely on assumptions and estimates and data to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
•Our current revenues are derived almost entirely from our research-based business operations with a limited number of customers and collaborators in a concentrated and competitive business sector.
•Old SomaLogic identified a material weakness in its internal control over financial reporting. If our remediation measures are ineffective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to report our financial condition or results of operations accurately or on a timely basis, which may adversely affect the value of our Common Stock.
•We rely on certain scientific methodologies and metrics to evaluate our services and products, and real or perceived inaccuracies in such metrics or new developments in the industry may adversely affect our reputation and business.
•We have limited experience producing and supplying our products. We may be unable to consistently manufacture our products or source our components to the necessary specifications or in quantities necessary to meet demand.
•Our research and development efforts will be hindered if we are not able to contract with third parties for access to samples.
•We rely on a limited number of suppliers for some of the equipment and materials, or components thereof, that we use for our services and products and the loss of such suppliers could adversely impact our business.
•Certain aspects of our business rely on relationships with collaborative partners, distributors and other third parties and such collaborative partners or other third parties could fail to perform sufficiently.

•We may experience problems with supply chain efficiencies, manufacturing processes, or logistical management, which could adversely affect our business operations.
•Unfavorable United States or global economic conditions as a result of the COVID-19 pandemic, or otherwise, could adversely affect our ability to raise capital and our business, results of operations and financial condition.

•Intellectual property rights do not necessarily protect us from all potential threats.
•Claims by third parties that we infringe or misuse their proprietary technology could subject us to significant liability.
•Involvement in lawsuits to defend against third-party claims of intellectual property infringement, or to enforce or defend our intellectual property rights against infringers, could be time-intensive and costly.
•Confidentiality and trade secret protection agreements with employees and others may not adequately prevent disclosure of trade secrets and protect other proprietary information.
•If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new services and products in the future.
•Our use of open source software could compromise our ability to offer our services and subject us to possible litigation.
•We may depend on proprietary technology licensed from others in the future. If we are unable to acquire or license additional proprietary rights from third parties, we may not be able to develop our potential services and products.
•We rely on strategic collaboration and licensing arrangements with third parties for research and development of commercial products and to further develop intellectual property. We may not be able to successfully establish and maintain such intellectual property.
•Our business is subject to state, federal and foreign regulations, including regulations related to data privacy and security, intellectual property, environmental health and safety, consumer protection, false or fraudulent claims, anti-bribery, and laboratory licensing, that could result in compliance costs.
•Changes in regulations or violations of regulations may, directly or indirectly, reduce our revenue, adversely affect our results of operations and financial condition and harm our business.
•The FDA may require us to obtain premarket authorizations and comply with the FDA requirements for some of our products and services. Failure to do so may delay or prevent the marketing of our products and services.
•We expect to rely on third parties in conducting any required future studies of diagnostic services and products that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.
•Our employees, principal investigators, consultants and collaborators may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
•We or our strategic partners or licensees may fail to successfully petition the Japanese National Health Services for use of the SomaSignal™ tests in the annual government-funded health check, which may harm our business..
•Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
•The requirements of being a public company may strain our resources.
•Our principal stockholders and management own a significant percentage of our Common Stock and will be able to exercise significant influence over matters subject to stockholder approval.
•We do not expect to pay dividends for the foreseeable future. Investors may never obtain a return on their investment.
•The price of our Common Stock and Public Warrants may be volatile.
RISK FACTORS
You should carefully review and consider the following risk factors and the other information contained in report, including the financial statements and notes to the financial statements included herein and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. In such event, the trading price of our Common Stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below represent the material risks known to us, but they are not the only ones we face. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein. Unless expressly indicated or the context requires otherwise, the terms “SomaLogic,” the “Company,” “we,” “us” and “our” in this filing refer to SomaLogic, Inc., and where appropriate, our wholly-owned subsidiaries. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Business and Industry
We expect to make significant investments in our continued research and development of new services and products, which may not be successful.
As of December 31, 2021, we have a library of approximately 7,000 protein target measurements and plan to increase our library to approximately 10,000 protein target measurements in 2023, and an even greater number over time. We also plan to invest in our sales and marketing infrastructure to grow our customer base and sell more products and services to existing customers. We expect to incur significant expenses to advance these development efforts, but they may not be successful. Even if we are ultimately successful in these efforts, our gross margins may suffer as we invest in advance of potential revenue growth. Further, despite our plans to increase our library of protein targets over time, we cannot guarantee this trajectory.
Products, services or software that initially show promise may fail to achieve the desired results or may not achieve acceptable levels of analytical accuracy or clinical utility. We may need to alter our products in development and repeat studies before we identify a potentially successful product or service. Product development is expensive, may take years to complete and can have uncertain outcomes. Failure can occur at any stage of the development. If, after development, a product appears successful, we or our collaborators may, depending on the nature of the product, need to obtain the United States Food and Drug Administration (the “FDA”), European Medicines Agency (“EMA”) and other regulatory clearances, authorizations or approvals before we can market the product. The FDA’s and EMA’s clearance, authorization or approval pathways are likely to involve significant time, as well as additional research, development and clinical study expenditures. The FDA, EMA or other applicable regulatory authority may not clear, authorize or approve any future product we develop. Even if we develop a product that receives regulatory clearance, authorization or approval, we or our collaborators would need to commit substantial resources to commercialize, sell and market the product before it could be profitable, and the product or service may never be commercially successful. Additionally, development of any product or service may be disrupted or made less viable by the development of competing products or services.
New potential products and services may fail at any stage of development or commercialization and if we determine that any of our current or future services, products or software is unlikely to succeed, we may abandon them without any return on our investment. If we are unsuccessful in developing additional services, products or software, our potential for growth may be impaired.
We have incurred losses since we were formed and we may incur losses in the future.
We have incurred net losses since we were formed. We may incur additional losses in the future as we plan to invest significant additional funds toward expansion of our commercial organization, the improvement and development of our technology and new product and service development. We may incur additional losses in the future for a number of other reasons, many of which are beyond our control, including the other risks described in this “Risk Factors” section, the market acceptance of our new services, future service development and our market penetration and margins. Our failure to become profitable could depress the value of our Common Stock, could impair our ability to raise capital, expand our business, maintain our research and development efforts or continue our operations. A decline in the value of our Common Stock could also cause you to lose all or part of your investment.

Seasonality may cause fluctuations in our revenue and results of operations.
We operate on a December 31 fiscal year end and believe that there are significant seasonal factors which may cause sales of our products to vary on a quarterly or yearly basis and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, such as customer purchasing cycles - the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends or biopharmaceutical companies whose approved budget expires by year end. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results, which may cause our operating results in some quarters to fall below the expectations of securities analysts or investors. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations and prospects.

We may need to raise additional capital to fund commercialization plans for our services and products, including manufacturing, sales and marketing activities, expand investments in research, and development, and commercialize new products and applications.
Our operations have consumed substantial amounts of cash since inception. We expect to expend substantial additional amounts to continue to commercialize our services and products and to develop new ones, and may require additional capital to do so. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned.
We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any future financing may adversely affect the holdings or the rights of new stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Common Stock to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or products or otherwise agree to terms that are unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, raising additional capital through the issuance of equity or convertible debt securities would cause dilution to holders of our equity securities, and may affect the rights of then-existing holders of our equity securities. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if it has specific strategic considerations.
Our ability to use our net operating losses and certain other tax attributes may be limited.
Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, unused federal net operating losses (“NOLs”) generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, or the CARES Act. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership (some of which may be outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. For example, California recently imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2022. As a result, even if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.
Our operating results have in the past fluctuated significantly and may continue to fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including but not limited to the various other factors described in this “Risk Factors” section.

The cumulative effects of such factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period.
Our current and future services and products may never achieve and sustain sufficient commercial market acceptance.
Our success depends on the market’s confidence that we can provide research and diagnostic products and services that improve clinical outcomes, lower healthcare costs, aid in research efforts directed at the better understanding of human biology, and enable better biopharmaceutical development. Failure of our services and products, or those jointly developed with our collaborators, to perform as expected could significantly impair our operating results and our reputation. We believe academic institutions and biopharmaceutical companies are likely to be particularly sensitive to defects, errors, inaccuracies, delays in or associated with our services. We and our collaborators may not succeed in achieving and sustaining sufficient commercial market acceptance for our current or future services and products due to a number of factors, including:
•the impact of our investments in service and product innovation and commercial growth;
•our ability to demonstrate the utility of our platform and related services and their potential advantages over existing technologies to academic institutions, biopharmaceutical companies and the medical community;
•our ability, and that of our collaborators, to comply with regulatory requirements; and
•the rate of adoption of our services and products by academic institutions, key opinion leaders, advocacy groups and key customers and potential customers.
Additionally, our customers and collaborators may decide to decrease or discontinue their use of our services due to changes in their research and development plans, financial constraints, the regulatory environment, negative publicity about our services or competing products both of which are circumstances outside of our control. We may not be successful in addressing these or other factors that might affect the market acceptance of our services and technologies. Failure to achieve widespread market acceptance of our services and products could materially harm our business, revenues, financial condition and results of operations.
Errors or defects in our services or products could harm our reputation, decrease market acceptance of our services or products or expose us to product liability claims
We are creating new services and products. The testing processes utilize a number of complex and sophisticated biochemical, informatics, optical and mechanical processes, many of which are highly sensitive to external factors. An operational or technology failure in one of these complex processes or fluctuations in external factors may result in less efficient processing or variation between testing runs. Refinements to our processes may initially result in unanticipated issues that reduce the efficiency or increase variability. In particular, sequencing, which is a key component of these processes, could be inefficient with higher than expected variability thereby increasing total sequencing costs and reducing the number of samples we can process in a given time period. Therefore, inefficient or variable processes can cause variability in our operating results and damage our reputation.
In addition, our laboratory operations could result in any number of errors or defects. Our quality assurance system may fail to prevent us from inadvertent problems with samples, sample quality, lab processes including sequencing, software, data upload or analysis, raw materials, reagent manufacturing, assay quality or design, or other components or processes. In addition, our assays may have quality or design errors, and we may have inadequate procedures or instrumentation to process samples, assemble our proprietary primer mixes and commercial materials, upload and analyze data, or otherwise conduct our laboratory operations. If we provide services with undiscovered errors to our customers, our clinical diagnostics may falsely indicate a patient has a disease or fail to detect disease in a patient who requires treatment. We believe our customers are likely to be particularly sensitive to service and product defects, errors and delays, including if our services and products fail to indicate the presence of residual disease with high accuracy from clinical specimens or if we fail to list or inaccurately indicate the presence or absence of disease in our test report. In drug discovery, such errors may interfere with our customers’ clinical studies or result in adverse safety or efficacy profiles for their products in development. This may harm our customers’ businesses and may cause us to incur significant costs, divert the attention of key personnel, encourage regulatory enforcement action against us, create a significant customer relations problem for us and cause our reputation to suffer. We may also be subject to warranty and liability claims for damages related to errors or defects in our services or products. Any of these developments could harm our business and operating results.
Our business will depend significantly on research and development spending by pharmaceuticals, biotechnology, and academic, governmental and other research institutions, and any reduction in spending could limit demand for our services and products and adversely affect our business, results of operations, financial condition and prospects.
We expect that substantially all of our sales revenue in the near term will be generated from sales to pharmaceuticals, biotechnology, and academic, governmental and other research institutions. Much of these customers’ funding will be provided by various state, federal and international government agencies. As a result, the demand for our services and products will depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
•decreases in government funding of research and development;
•changes to programs that provide funding to research laboratories and institutions, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of the funding process;
•macroeconomic conditions and the political climate;

•researchers’ opinions of the utility of our technology platform;
•citation of our technology platform in published research;
•potential changes in the regulatory environment;
•differences in budgetary cycles, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends;
•competitor services and product offerings or pricing;
•market-driven pressures to consolidate operations and reduce costs; and
•market acceptance of relatively new technologies.
In addition, various state, federal and international government agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our assay services. There is no guarantee that the National Institutes of Health (“NIH”) appropriations will not decrease in the future. A decrease in the amount of, or delay in the approval of, appropriations to, or a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities by, NIH or other similar United States or international organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. Our operating results may fluctuate substantially due to any such reductions and delays.
The life sciences industry is subject to rapid change, which could make our proteomics platform and related services and products that we develop obsolete. Our long-term results depend upon our ability to improve existing services and products, and our ability to introduce and market new services and products successfully.
Our business is dependent on the continued improvement of our existing services and products and our development of new services and products utilizing our existing technology or other potential future technology. As we introduce new services and products or refine, improve or upgrade versions of existing services and products, we cannot predict the level of market acceptance or the amount of market share these services and products will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new services and products in the future.
We generally sell our services and products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop new services and products and service enhancements based on technological innovation on a timely basis, our services and products may become obsolete over time and our revenues, cash flow, profitability and competitive position will suffer. Our success will depend on several factors, including our ability to:
•correctly identify customer needs and preferences and predict future needs and preferences;
•allocate our research and development funding to services and products with higher growth prospects;
•anticipate and respond to our competitors’ development of new services and products and technological innovations;
•innovate and develop new technologies and applications, and acquire or obtain rights to third party technologies that may have valuable applications in the markets we serve;
•successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new services and products of appropriate quality on time; and
•convince customers to adopt new technologies.
In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of services and products that do not lead to significant revenue. Even if we successfully innovate and develop new services and products and service enhancements, we may incur substantial costs in doing so, and our profitability may suffer.
Our ability to develop new services and products based on innovation can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and services or failure to gain market acceptance of new services and products and technologies may reduce future revenues and adversely affect our competitive position.

The majority of our operations and laboratory processes are currently conducted at a single location and any disruption at our facility could negatively impact our operations and increase our expenses.
Our headquarters in Boulder, Colorado contains nearly all of our corporate and administrative functions, the majority of our research, laboratory facilities, and all of our in-house manufacturing. A natural or man-made disaster or casualty event could cause substantial delays or other disruptions in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The inability to perform our laboratory processes or to reduce the backlog that could develop if our facilities are inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future.
Additionally, although we maintain insurance that may cover certain losses in connection with a fire and certain types of other casualty events, we cannot be certain our insurance coverage will be adequate for losses actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future losses. One or more large losses that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
If we are unable to support demand for our commercial assay services, our business could suffer.
As demand for our assay services grows, we will need to continue to scale our assay capacity and processing technology in order to support our data retention. We will also need to expand customer service, billing and systems processes and enhance our internal quality assurance program in order to support demand for assay services. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of samples. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available.
Further, our data and bioinformatics platform leverages third parties heavily for day-to-day operations. If we cannot expand capabilities or have any issues relying on third parties it could negatively impact our growth and our business. Additionally, if there are advancements in artificial intelligence technologies that we do not have access to or the ability to use and our competitors can use them then they may create a superior or more desirable service.
Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing samples, quality control issues or inability to meet demand. There can be no assurance that we will be able to perform our assay services on a timely basis at a level consistent with demand, or that our efforts to scale our operations will not negatively affect the quality of assay services results. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future prospects and our business could suffer.
Our reliance on distributors for sales of our services and products in certain geographies outside of the United States could limit or prevent us from selling our services and products and impact our revenue.
In Asia and certain regions of Europe, we sell our services and products through third-party distributors, and we intend to continue to grow our business internationally and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our services. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Most of our distribution relationships are non-exclusive and permit such distributors to distribute competing services. As such, our distributors may not commit the necessary resources to market our services to the level of our expectations or may choose to favor marketing the services of our competitors. If current or future distributors do not perform adequately or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth.
A significant disruption in our information technology systems or the failure to maintain the confidentiality, integrity and availability of our computer hardware, software and internet applications and related tools and functions, could result in damage to our reputation, data integrity and/or subject us to costs, fines or lawsuits under data privacy or other laws or contractual requirements.
We rely on information technology (“IT”) systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our IT systems, and those of our vendors, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our IT systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it could cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe.
In addition, our IT systems, and those of our vendors, are potentially vulnerable to hacking, social engineering, phishing, or other causes could lead to the accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to confidential information, trade secrets or other intellectual property, or personal information (including sensitive personal information) of our employees, customers and others (“Security Incident”). The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. We are also reliant on the quality of our training of employees to allow them to spot and appropriately respond to cyber security threats. We have been subject to a number of phishing attempts and require employees to remain vigilant to ensure that such attempts are unsuccessful. A Security Incident could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, a Security Incident could result in legal claims, investigations or proceedings by governmental entities or private parties and/or related fines and penalties, and liability under laws or regulations, including US federal and state data protection regulations and the GDPR (as defined below), and other regulations. For extensive breaches, notice may need to be made to the media or state Attorneys General. Such a notice could harm our brand and reputation and adversely affect our ability to compete. These breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the types described above. We expect to continue to expend significant resources to protect against, and where appropriate respond to and remediate, Security Incidents.
Although we maintain insurance that may cover certain liabilities and losses in connection with a security breach or other security incident, we cannot be certain our insurance coverage will be adequate for liabilities or losses actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us or experience of losses that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
We rely on assumptions and estimates and data to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
In addition to our financial results, our management regularly reviews a number of operating and financial metrics, including a breakdown of assay services revenue, product revenue and other revenue, and status of pipeline opportunities that represent customers in test, trials, pilots and full deployments, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. As both the industry in which we operate and our businesses continue to evolve, so too might the metrics by which we evaluate our businesses. While the calculation of the metrics we use is based on what we believe to be reasonable estimates, our internal tools are not independently verified by a third party and have a number of limitations and our methodologies for tracking these metrics may change over time. Further, our pipeline opportunities may fail to materialize, which may lead to an inability to develop our business at all. Accordingly, investors should not place undue reliance on these metrics.
Our current revenues are derived almost entirely from our research-based business operations with a limited number of customers and collaborators in a concentrated and competitive business sector.
Our current and largest customer base is primarily composed of pharmaceutical and academic institutions, as well as biopharmaceutical organizations. Given that our current revenues are derived from these concentrated business sectors and a limited number of customers and collaborators our ability to conduct our business and generate revenue could be harmed by the loss of major customers in our research-based business operations, and any events or circumstances that broadly affect research-based sectors within our customer base, including pharmaceuticals, biotechnology, contracted research and academia. Although research-based business is a large sector of the life sciences industry, it is a concentrated sector and our future revenues and success will depend upon our ability to respond to the evolving needs of the marketplace, including among existing customers and collaborators, and through increasing our customer base both in our research-based business and other sectors of the life-sciences industry, such as our clinical-based business and direct-to-consumer business operations. Although we have recently experienced success in the life sciences industry, which we believe is in part due to a growing customer base and wider acceptance of our technology, it is not advisable to rely on our past results as an indication of our future performance in a competitive industry where our continued success will be dependent upon our ability to expand our existing customer base and attracting new types of customers.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
Our 5,519,991 Public Warrants and 5,013,333 Private Placement Warrants are classified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Old SomaLogic identified a material weakness in its internal control over financial reporting. If our remediation measures are ineffective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to report our financial condition or results of operations accurately or on a timely basis, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.
SomaLogic identified a material weakness in its internal control over financial reporting for the year ended December 31, 2020 due to ineffective controls over the financial statement close process and lack of sufficient accounting and financial reporting personnel to ensure consistent application of GAAP and compliance with SEC rules and regulations.
We are in the process of remediating the deficiency. We cannot assure you that the material weakness will be remediated by us on the timelines currently anticipated, or at all, and/or that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows.
If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
If we were to be sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.
The marketing, sale and use of our services and products could lead to the filing of product or professional liability claims were someone to allege that our services or products identified inaccurate, incomplete or untimely information regarding the binding specificity and/or performance of our reagents for their respective protein targets, the performance consistency of our SomaScan® assay and SomaSignal™ tests, or that our services or products otherwise failed to perform as designed or intended. We may also be subject to liability for errors in, a misunderstanding of or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. A product liability or professional liability claim, regardless of merit or eventual outcome, could result in substantial damages and be costly and time-consuming for us to defend, and such claims may result in loss of revenue, injury to our reputation and significant negative media attention, and/or decreased demand for, or inability to commercialize, any products, services or clinical solutions that we have developed or may develop.
Although we maintain insurance that may cover certain product liability and professional liability claims, we cannot be certain our insurance coverage will be adequate for claims actually asserted, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future liabilities. One or more large claims that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause current collaborators to terminate existing agreements or potential collaborators to seek other companies, any of which could impact our results of operations.
We rely on certain scientific methodologies and metrics to evaluate our services and products, and real or perceived inaccuracies in such metrics or new developments in the industry may adversely affect our reputation and business.
As part of achieving commercial market acceptance for our current and future services and products, our management and experts regularly review and use a number of methodologies and metrics, including affinity levels, to evaluate and measure the performance of our services and products. Although we believe that the current science and data available to us, including metrics such as affinity levels, demonstrates that our services and products are superior in the proteomics field, there is always potential that through discoveries, innovations and advances in technology in an emerging field like proteomics, the metrics underlying our assumptions and estimations could be perceived to be inaccurate or misplaced, or our services and products could be proved to be outdated or inferior to new technologies. As both the industry in which we operate and our business continues to evolve, so too might the methodologies and metrics by which we evaluate our services and products. If we do not continue to improve our methodologies and metrics and our ability to evaluate our services and products against other technologies, or such efforts are outpaced by our competitors, it could ultimately have a negative effect on our business and reputation which we believe to be a leader in the field of proteomics. Additionally, while the scientific methodologies and calculation of the metrics we use is based on established science and current technology and data to inform what we believe to be reasonable estimates about our services and products, there could be limitations or superior methods we are not aware of and, further, our current practices for tracking these methodologies and metrics and may change over time, as new technologies, innovations and discoveries are adopted or become generally accepted in the scientific community. Accordingly, investors should not place undue reliance on the scientific metrics and methodologies that we use to evaluate the performance of our services and products given the evolving proteomics field and innovative nature of the life sciences industry.

If we fail to offer high-quality customer service, our business and reputation could suffer.
We will continue to differentiate ourselves from our competition through our commitment to an exceptional customer experience. Accordingly, high-quality customer service is important for the growth of our business and any failure to maintain such standards of customer service, or a related market perception, could affect our ability to sell services and products to existing and prospective customers. Therefore, failure to scale our customer service organization adequately may adversely impact our business results and financial condition.
Customers utilize our service teams and online content for help with a variety of topics, including how to use our services and products efficiently, how to integrate our services and products into existing workflows, how to determine which of our other services may be needed for a given experiment and how to resolve technical, analysis and operational issues if and when they arise. As we introduce new services and enhance existing services and products, we expect utilization of our customer service teams to increase. In particular, the introduction of new or improved services that utilize different workflows or variations on existing workflows may require additional customer service efforts to ensure customers use such services correctly and efficiently. Additionally, as our business scales, we may need to engage third-party customer service providers, which could increase our costs and negatively impact the quality of the customer experience if such third parties are unable to provide service levels equivalent to ours.
The number of our customers has grown significantly and such growth, as well as any future growth, will put additional pressure on our customer service organization. We may be unable to hire qualified staff quickly enough or to the extent necessary to accommodate increases in demand.
In addition, as we continue to grow our operations and reach a global customer base, we need to be able to provide efficient customer service that meets our customers’ needs globally at scale. In geographies where we sell through distributors, we rely on those distributors to provide customer service. If these third-party distributors do not provide a high-quality customer experience, our business operations and reputation may suffer.
We have limited experience producing and supplying our products, we may be unable to consistently manufacture our products or source our components to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.
Our SomaScan® assay requires an integrated workstation with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. In order to successfully generate revenue from our SomaScan® assay services, we need to acquire products that meet our expectations for quality and functionality in accordance with established specifications on a timely basis. Our equipment and components are manufactured with complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures.
In order to successfully generate revenue from our services and products, we need to supply our customers with services and products that meet their expectations for quality and functionality in accordance with established specifications. While customer complaints regarding defects in our services and products have historically been low, we have experienced quality control and manufacturing defects in the past. Our ability to generate revenue could be impacted by any future quality control issues.
As we continue to grow and introduce new services and products, and as our services and products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our services and products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party suppliers will be able to continue to manufacture our services, products and components thereof so that they consistently achieve the product specifications and quality that our customers expect. Certain of our raw materials are subjected to a shelf life, after which their performance is not ensured. While we have implemented liquid stability and expiry standards, our long-term stability studies are underway and not complete. Use of raw materials that effectively expire early or shipment of defective products or components to customers, or using such defective supplies, products or components in our own labs may result in incorrect assay results, which could increase our costs or damage our reputation with customers, and depending upon current inventory levels and the availability and lead time for additional inventory, could lead to availability issues. Any future design issues, unforeseen manufacturing problems, such as contamination of facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results. If we or our third-party suppliers fail to maintain quality standards or certifications, our customers might choose not to purchase services or products from us.
In addition, as we increase manufacturing capacity, we will also need to make corresponding improvements to other operational functions, such as our customer service and billing systems, compliance programs and our internal quality assurance programs. We will also need additional equipment, manufacturing time, warehouse space and trained personnel to process higher volumes of services and products. We cannot assure that any increases in scale, related improvements and quality assurance will be successfully implemented or that equipment, manufacturing and warehouse space and appropriate personnel will be available. As we develop additional services and products, we may need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Our ability to increase our manufacturing capacity at our Boulder, Colorado location and in supplying services and products to our customers is complicated by the use of our proprietary equipment that is not readily available from third-party manufacturers.
Development of new SomaSignal™ tests is a complex process, and we may be unable to commercialize new diagnostic tests on a timely basis, or at all.
We cannot assure you that we will be able to develop and commercialize new diagnostic tests on a timely basis. Before we can commercialize any new diagnostic tests, we will need to expend significant funds in order to conduct research and development, further develop and scale our laboratory processes and further develop and scale our infrastructure to be able to analyze increasingly larger and more diverse amounts of data.
Our testing service development process involves risk, and development efforts may fail for many reasons, including failure of any test to perform as expected, lack of validation or reference data and failure to demonstrate utility of a test.
As we develop tests, we will have to make significant investments in development resources, especially if we discover that proteomic signatures are not adequate for certain tests that we are creating or might attempt to create in the future. Further, some new tests we are developing may require biological signatures that are not available yet, or are not adequate to allow for an effective test. Finally, there may be protein target classes that are more difficult to achieve high affinity measurements and test results. In addition, competitors may develop and commercialize competing tests faster than we are able to do so, which may result in an adverse effect on our business or financial condition.
If we cannot obtain enough samples, it will limit our ability to grow the business. If there is a change in public confidence in personal data management, it could lead to us not being able to store or have access to enough data. If we cannot develop strong enough insights from the data collected, then we might not grow our business.
Our research and development efforts could be hindered if we are not able to contract with third parties for access to samples, including sources such as biobanks.
Under standard clinical practice, samples collected from patients, including serum, plasma, blood and other tissues, are preserved and stored onsite. We rely on our ability to secure access to these archived samples, as well as information pertaining to the clinical outcomes of the patients from which they were derived for our clinical development activities. Others compete with us for access to these samples. Additionally, the process of negotiating access to archived samples is lengthy because it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters.
Furthermore, existing legal requirements concerning the collection and archiving of human samples and privacy related thereto, or other legal factors arising in the future, may impact our ability to negotiate access to samples with biobanks, hospitals, clinical partners, pharmaceutical companies, or companies developing diagnostics or therapeutics on a timely basis or on commercially reasonable terms. Other laboratories or our competitors may secure access to archived samples before us, and may therefore delay or limit our ability to research, develop and commercialize future services or products.

We rely on a limited number of suppliers, or in some cases, a sole supplier, for some of the equipment and materials, or components thereof, that we use for our services and products and the loss of such suppliers or the need to find replacements or immediately transition to alternative suppliers could adversely impact our business.
We rely on a limited number of suppliers for equipment and materials, or components thereof, that we use in our services and products or laboratory operations. See Part I, Item 1 – “Business—Manufacturing and Supply” for additional details. Any disruption in certain of our supplier’s operations, or our inability to negotiate an extension to the applicable agreements on acceptable terms, or at all, or any competitive pressures, could negatively impact our supply chain and operations and our ability to conduct our business and generate revenue. Our suppliers could cease supplying these materials and equipment, or components thereof, at any time, or fail to provide us with sufficient quantities to meet our specifications. Any such interruption could significantly affect our business, financial condition, results of operations, and reputation.
We believe that there are only a select number of manufacturers other than those we rely on that are currently capable of supplying and servicing the arrays and other equipment and materials necessary for our operations. In the event it becomes necessary to utilize a different contract manufacturer for our products, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into an agreement with a new manufacturer as well as preparing such new manufacturer to meet the logistical requirements associated with manufacturing our services and products, and our business would suffer.
Additionally, the use of equipment or materials provided by these replacement suppliers could require us to alter our current operations, establish new quality or performance standards, or revalidate our tests. Transitioning to new suppliers could also result in interruptions to our operations and affect our ability to service our customers and collaborators if we encounter delays or difficulties in securing these components, or if the quality of the components supplied do not meet specifications, or if we cannot then obtain an acceptable substitute. Therefore, we cannot assure you that, if we were forced to replace any of our limited or sole suppliers on which we rely, we would be able to secure alternative equipment and materials, or components thereof, or integrate such alternatives or replacements into our business without affecting our services and products or interrupting our current operations and business. If we encounter delays or difficulties in securing, replacing, reconfiguring, or revalidating the equipment and materials, or components thereof, and other supplies we require for our services and products and operations, it could adversely affect our business, revenue, financial condition and reputation.
Our suppliers have also been impacted by the COVID-19 pandemic, and we have also experienced supply delays for certain equipment, instrumentation and other supplies that we use for our services and products, as certain medical and testing supplies are otherwise diverted to COVID-19-related uses. If any of these events occur, our business, results of operations, financial condition and prospects could be harmed.
Certain aspects of our business rely on relationships with collaborative partners, distributors and other third parties for development, supply and marketing of certain services and potential services, and such collaborative partners or other third parties could fail to perform sufficiently.
We believe that success in penetrating certain geographic markets depends in part on our ability to develop and maintain relationships with key distributors of our services and products. Relying on distribution relationships is risky because, among other things, our distributors may: not devote sufficient resources to the sales of our services and products; fail to obtain approvals necessary to distribute our services and products; be acquired by other companies and terminate our distribution agreements or become insolvent; or decline to renew existing agreements on acceptable terms. Because these and other factors may be beyond our control, the distribution of our services and products in certain jurisdictions may be delayed or otherwise adversely affected. If we or any of our distributors terminate a distribution agreement, we may be required to devote additional resources to commercialization and distribution, which could adversely affect our business, financial condition and results of operations.
Certain disruptions in supply of, and changes in the competitive environment for, raw materials integral to the manufacturing of our services and products may adversely affect our profitability.
We use a broad range of materials and supplies, including metals, chemicals and other electronic components, in our services and products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our services and products, in each case may adversely affect our ability to maintain production of our services and products and sustain profitability. Unforeseen end-of-life for certain components, such as enzymes, could cause backorders as we modify our product specifications to accommodate replacement components. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our services and products and to ship such services and products to our customers in a timely fashion, which would adversely affect our sales, margins and customer relations.
We may experience problems with supply chain efficiencies or logistical management, which could adversely affect our business operations.
Certain aspects of our business depend upon supply chain efficiencies and logistical management of samples. For example, our technology and assay services depend on processing specifically sized samples from multiple locations while maintaining the integrity of the samples such they remain free from corruption or contamination. If there are interruptions to the supply chain or sample logistics, including circumstances that cause the improper handling of the samples, it would limit our ability to complete high quality assays and properly service our customers and collaborators. Therefore, unlike some of our competitors, which do not need high-quality, uncorrupted samples of the size that we require, our supply chain operations and logistical management are more integral to our sample processing and testing, and the breakdown of the supply chain or sample logistics would negatively impact our business operations. Likewise, if there are technological advancements that improve our competitors’ business operations, but which we are unable to utilize due to our specific requirements for the supply chain and sample logistics, we would be at a competitive disadvantage which could harm our business, revenue and reputation.

We may experience manufacturing problems or delays that could limit our growth or adversely affect our operating results.
Our products and services are manufactured or performed at our facilities located in Boulder, Colorado using complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Any unforeseen manufacturing problems, such as contamination of our facilities, equipment malfunction, quality issues with components and materials sourced from third-party suppliers or failure to strictly follow procedures or meet specifications, could result in delays or shortfalls in performance. Identifying and resolving the cause of any such manufacturing or supplier issues could require substantial time and resources. If we are unable to keep up with demand for our products or services by successfully manufacturing and delivering our products or services in a timely manner, our revenue could be impaired, market acceptance for our products or services could be adversely affected and our customers might instead purchase our competitors’ products or services.
We have multi-step manufacturing processes some with long cycle times (months/years) that will continue to expand as our platform content expands. We will need to begin outsourcing some unit operations over time to ensure raw material availability and that has risks associated with it, as these are complex process chemistry operations with quality and yield requirements. Our batch sizes for key internal manufactured items are relatively fixed and generate multiple years of production in single lots. This may lead to inventory write-offs if technology advancements occur at a faster pace than our consumption of existing inventories allow generating early obsolescence. Additionally, we are reliant on a number of sole or single-sourced vendors for key raw material and those have relatively long lead times which may limit our ability to quickly respond to market changes without large inventory investments. We have scalable service capacity as adequate raw materials are available for surge capacities as we currently are not running a 24/7 operating model.
In addition, the introduction of new products and services may require the development of new manufacturing processes and procedures as well as new suppliers. While all of our assay services are performed using the same basic processes, significant variations may be required to meet new product or service specifications. Developing new processes and negotiating supply agreements can be very time consuming, and any unexpected difficulty in doing so could delay the introduction of a product or service.
Unfavorable United States or global economic conditions as a result of the COVID-19 pandemic, or otherwise, could adversely affect our ability to raise capital and our business, results of operations and financial condition.
While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, reducing our ability to raise additional capital through equity, equity-linked or debt financings, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all.
Expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks.
In addition to pursuing organic growth in the United States and internationally, we may also acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. The anticipated benefit of any strategic transaction may not materialize and our ability to successfully pursue such transactions is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including disruptions to our commercial relationships, acquiring unanticipated liabilities, difficulties integrating acquired businesses, diversion of management time and focus from operating our business, increases in our expenses and reductions in our cash available for operations and other uses, and possible write-offs or impairment charges relating to acquired businesses. Furthermore, foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Additionally, because we and our collaborators currently market our services and products outside of the United States and may market future services and products outside of the United States, if cleared, authorized or approved, our business is subject to risks associated with doing business outside of the United States, including an increase in our expenses and diversion of our management’s attention from the development of future services and products. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:
•multiple, conflicting and changing laws and regulations such as privacy, security and data use regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, anticorruption laws, regulatory requirements, and other governmental approvals, permits and licenses;
•failure by us, our collaborators or our distributors to obtain regulatory clearance, authorization or approval for the use of our services and products in various countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property;

•difficulties in attracting talent, staffing, and retention, and managing foreign operations;
•logistics and regulations associated with shipping samples, including infrastructure conditions and transportation delays;
•limits in our ability to penetrate international markets if we are not able to conduct our immunosequencing or clinical diagnostic services locally;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our services and products and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, retaliatory measures or economic sanctions imposed by governments, curtailment of trade and other business restrictions;
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the United States Foreign Corrupt Practices Act (“FCPA”), its books and records provisions, or its anti-bribery provisions, or laws similar to the FCPA in other jurisdictions in which we may now or in the future operate; and
•anti-bribery requirements of several member states in the EU and other countries, such as the United Kingdom’s Bribery Act of 2010, that are constantly changing and require disclosure of information to which United States legal privilege may not extend.
Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.
Implementing and maintaining compliance with applicable laws, regulations, standards and obligations relating to data privacy and security is operationally and financially taxing and the failure to comply could result in damage to our reputation and/or subject us to costs, fines or lawsuits under data privacy or other laws or contractual requirements.
As an organization with a global impact, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. There are numerous United States federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to the HIPAA establish privacy and security standards that limit the use and disclosure of PHI and require the implementation of administrative, physical and technological safeguards to protect the privacy of PHI and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether PHI has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation.
In addition, many states in the United States in which we operate now or may operate in the future have laws that protect the privacy and security of sensitive and personal information. Certain state laws in the United States may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, imposes stringent data privacy and security requirements and obligations with respect to the personal information of California residents and households. Among other things, it requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information that may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed by ballot referendum the California Privacy Rights Act (“CPRA”), which supersedes the CCPA and will be fully operative on January 1, 2023. The CPRA draws California law closer to core concepts that were first articulated in the EU’s GDPR (discussed below) and imposes new obligations on covered entities. It remains unclear how various provisions of the CRPA will be interpreted and enforced, and multiple states have enacted or are expected to enact similar laws. The effects of the CCPA and other similar state laws on our business are potentially significant and may require us to modify our data processing practices and policies and to incur costs and expenses in an effort to comply. State laws are changing rapidly, and there is discussion in the United States Congress of a new federal data protection and privacy law to which we may be subject.
In Europe, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in the European Economic Area (“EEA”) and the United Kingdom (“UK”), the collection and use of personal data is governed by the EU General Data Protection Regulation — 2016/679 (“EU GDPR”) and related guidance together with the UK General Data Protection Regulation (“UK GDPR,” collectively with the EU GDPR, the “GDPR”). The GDPR, together with national legislation, regulations and guidelines of the EU member states and the UK govern the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the EEA or the UK, data breach notifications and the security and confidentiality of personal data. Both the EU and the UK GDPR authorize fines for certain violations of up to 4% of a company’s global annual revenue or €20 million/£17.5 million, whichever is greater. Such fines are in addition to any civil litigation claims by customers and data subjects. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or UK. Guidance on implementation and compliance practices is often updated or otherwise revised. Several other countries, such as Brazil and Japan, have enacted or amended omnibus laws and others, such as China and Russia, have also passed laws that require personal data relating to their citizens to be maintained on in the country under certain circumstances and impose additional data transfer restrictions. Implementing and maintaining compliance with applicable security and privacy regulations may increase our operating costs, increase the complexity of delivering our services, and/or adversely impact our ability to market our services and products to customers.
Complying with all applicable laws, regulations, standards and obligations relating to data privacy, security and transfers may cause us to incur substantial operational costs or require us to modify our data processing practices and processes. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in significant fines, reputational damage and civil lawsuits, any of which may adversely affect our business, financial condition and results of operations. We may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to commercialize our assay services or increase our cost of doing business. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions or reputational damage. Any of the foregoing could have an adverse effect on our competitive position, business, financial condition, results of operations and prospects.
We depend on our key personnel and other highly qualified personnel, and if we are unable to recruit, train and retain our personnel, we may not achieve our goals.
Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales, customer service and marketing personnel. In particular, Roy Smythe, our Chief Executive Officer, and Melody Harris, our President and Chief Operating Officer, are critical to our vision, strategic direction, culture and products. Competition for qualified personnel is intense, particularly in the areas of Molecular Biology, Software and BioInformatics. As we grow, we may continue to make changes to our management team, which could make it difficult to execute on our business plans and strategies. New hires also require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business.
Our continued growth depends, in part, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In addition, the continued development of complementary software tools, such as our analysis tools and visualization software, requires us to compete for highly trained software engineers and for highly trained sales and customer service personnel globally. We also compete for computational biologists and qualified scientific personnel with other life sciences companies, academic institutions and research institutions.
We do not maintain key person life insurance or fixed term employment contracts with any of our employees. As a result, our employees could leave the Company with little or no prior notice and would be free to work for a competitor. Because of the complex and technical nature of our services and products and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects.
Risks Related to Intellectual Property
If we are unable to protect our intellectual property effectively, our business would be harmed.
We rely on patent protection as well as protection afforded by trademark, copyright, trade secret and other intellectual property rights and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our proprietary, foundational aptamer-based technology and processes are supported by approximately 800 patents (issued or pending) and support unparalleled sensitivity and specificity, and dynamic range. We continue to file new patent applications to attempt to obtain further legal protection of the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict the use of our intellectual property.

Our success depends in part on obtaining patent protection for our services and processes, preserving trade secrets, registering copyrights and trademarks, operating without infringing the proprietary rights of third parties and if needed acquiring licenses for certain aspects of our technology or services. We may exercise our business judgment and choose to not pursue trade secret protection but file patent applications that disclose and describe our inventions to seek patent protection for our services and technology. We cannot assure investors that any of our currently pending or future patent applications will result in issued patents and we cannot predict how long it will take for such patent applications to issue as patents. Further, securing patent protection may require us to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the United States Patent and Trademark Office (“USPTO”) that could result in substantial cost to us. The outcome of such proceedings is uncertain. If third parties bring post-grant opposition proceedings against our patents, we could experience significant costs and management distraction. Further, in some cases, we have only filed provisional patent applications on certain aspects of our services and technologies and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Such provisional patent applications may not become issued patents for a variety of reasons, including our failure to file a non-provisional patent application within the permitted timeframe or a decision that doing so no longer makes business or financial sense.
Further, we cannot assure investors that other parties will not challenge any patents issued to us or that courts or regulatory agencies will hold our patents to be valid or enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and could deprive us of the ability to prevent others from using the technologies claimed in such issued patents.
Further, certain services and technology may not be able to be patented, or cannot reasonably become patented due to the extensive scope and nature of the relevant technology. As a result, we often can only rely on trade secrets to protect this technology. If we cannot protect our un-patentable trade secrets or keep them confidential, our business results of operation will be adversely impacted.
With respect to all categories of intellectual property protection, our competitors could purchase our services and products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. In addition, competitors may develop their own versions of our services and products in countries where we did not apply for patents, where our patents have not issued or where our intellectual property rights are not recognized and compete with us in those countries and markets.
Issued patents covering our services and products could be found invalid or unenforceable if challenged.
Although patents granted by the USPTO or other patent granting authority are generally entitled to a presumption of validity and enforceability, a granted patent’s scope, validity or enforceability can still be challenged. Some of our patents or patent applications (including in-bound licensed patents) have been or may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could harm our business. In addition, in patent litigation in the United States, defendant affirmative defenses and counterclaims alleging invalidity and unenforceability are commonplace. Therefore, if we enforced our patents against an infringing third party, it is very likely that the validity and unenforceability of our patents asserted in litigation would be challenged. The outcome of such assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our technologies. In addition, if the breadth or strength of protection provided by our patents is threatened by such invalidity or unenforceability contentions, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future services and products. We may not be aware of all third-party intellectual property rights potentially relating to our services and products.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected. We currently own issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third-party objection, which could prevent the registration or maintenance of the same. We cannot assure you that any currently pending trademark applications or any trademark applications we may file in the future will be approved. During trademark registration proceedings, we may receive rejections and although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and in proceedings before comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unsuccessful in obtaining trademark protection for our primary brand, we may be required to change our brand name, which could adversely affect our business.

We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations. We own the following registered or pending trademarks: SomaLogic®, SomaScan®, SOMAmer®, SomaSignal™, Power by SomaLogic™ and corresponding and related logos.
Claims by third parties that we infringe or misuse their proprietary technology could subject us to significant liability and could force us to redesign our services and products or to incur significant costs.
Our competitors protect their intellectual property rights by means such as trade secrets, patents, copyrights and trademarks. Although we have not been involved in any litigation related to intellectual property rights of others, from time to time we receive letters from third parties alleging, or inquiring about, violations of their intellectual property rights. Any third party asserting that our services and products infringe their intellectual property rights would force us to defend ourselves, and possibly defend our customers, against the alleged infringement claims. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and could enjoin us from manufacturing and selling our infringing services and products. The risk of such a lawsuit will likely increase as our size and the number and scope of our services and products increase, as our geographic presence and market share expand and as the number of competitors in our market increases. Any such claims or litigation could:
•require us to stop selling, incorporating or using our services and products that use the other party’s intellectual property;
•require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all;
•prevent us from operating all or a portion of our business or force us to redesign our services and products, which could be difficult and expensive and may degrade performance of our services and products, or withdraw one or more of our services and products altogether;
•subject us to significant liability for damages or result in significant settlement payments;
•require us to indemnify our customers, distribution partners or suppliers; and
•refund deposits and other amounts received for allegedly infringing technology or services and products.
Intellectual property litigation can be costly. Even if we prevail, the cost of such litigation could deplete our financial resources. Litigation is also time-consuming and could divert management’s attention and resources away from our business. Furthermore, during the course of litigation, confidential information will be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony under a protective order. Inadvertent disclosure of our confidential information despite an attorney’s eyes only protective order and our involvement in intellectual property litigation could materially adversely affect our business. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could significantly limit our ability to continue our operations. Any of the foregoing could disrupt our business and have a material adverse effect on our operating results and financial condition.
Involvement in lawsuits to defend against third-party claims of intellectual property infringement, or to enforce or defend our intellectual property rights against infringers, could be time-intensive and costly and may adversely impact our business or stock price.
Numerous significant intellectual property claims have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets. Our success depends in part on our non-infringement of patents and proprietary rights of third parties. We develop complex services and products that integrate a wide range of technologies which may impact our ability to do so clear of third-party intellectual property rights and therefore may require a license to intellectual property rights of a third party or a successful challenge to the validity of the intellectual property rights of a third party to achieve clearance to commercialize future services and products. As we develop new technologies and move into new markets and applications for our services and products, we expect that incumbent participants in such markets may assert their patents and other proprietary rights against us as part of a business strategy to slow our entry into such markets, impede our successful competition and/or extract substantial license and royalty payments from us. In addition, we may be unaware of pending third-party patent applications that relate to our technology and our competitors and others may have patents or may in the future obtain patents and claim that use of our services and products infringes these patents. Our competitors and others may now, and in the future, have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Thus, litigation may be necessary to defend ourselves from third-party claims against us.
We have received notices of claims of infringement and misappropriation or misuse of other parties’ intellectual property in the past and may from time to time receive additional notices. We cannot assure investors that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or other rights, will not be asserted or prosecuted against us in the future.
In addition, it may be necessary to enforce our intellectual property against third-party infringers. Typically, defendants named in intellectual property lawsuits challenge the validity of the asserted intellectual property as a defense. Thus, any enforcement litigation we may assert against an infringer could put our intellectual property at risk, including by adversely affecting the scope of our patent protection or invalidating our patents.
Litigation could result in substantial legal fees and could adversely affect our ability to compete in the marketplace. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have an adverse impact on our stock price, which may be disproportionate to the actual impact of the ruling itself. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain services and products. We may not be able to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing services and products, and the prohibition of sale of any of our services and products could materially affect our ability to grow and gain market acceptance for our services and products.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Common Stock.
In addition, our agreements with some of our suppliers, distributors, customers, collaborators and other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims against us, including the claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify any of these third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results, or financial condition.
Confidentiality and trade secret protection agreements with employees and others may not adequately prevent disclosure of trade secrets and protect other proprietary information.
We consider proprietary trade secrets, confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed to be of limited value. However, trade secrets and confidential know-how are difficult to maintain as confidential.
To protect this type of information against disclosure or appropriation by competitors, our policy is to require our employees, consultants, contractors and advisors to enter into confidentiality and trade secret protection agreements with us. However, current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party obtained illegally and is using trade secrets or confidential know-how is expensive, time consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. Furthermore, if a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.
Failure to obtain or maintain trade secrets or confidential know-how trade protection could adversely affect our competitive position. Moreover, our competitors may independently develop substantially equivalent proprietary information and may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, our competitors could limit our use of our trade secrets or confidential know-how.
Under certain circumstances, we may also decide to publish some know-how to attempt to prevent others from obtaining patent rights covering such know-how.
Intellectual property rights do not necessarily protect us from all potential threats.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to any products and potential services and products we may develop or utilize similar technology that are not covered by the claims of the patents that we own or license now or in the future;
•we, our licensors or current or future collaboration partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•we or our licensors or current or future collaboration partners, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;
•our competitors or other third parties might conduct research and development activities in jurisdictions where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
Should any of these events occur, they could have an adverse effect on our competitive position, business, financial condition or results of operations.
Obtaining and maintaining our patent protection depends on compliance with various required procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or pendency of the patent applications. We have systems in place to remind us to pay these fees, and we engage an outside service and rely on our outside counsel to pay these fees due to non-United States patent agencies. The USPTO and various non-United States governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors may be able to enter the market without infringing our patents and this circumstance could have a material adverse effect on our business.
Our inability to effectively protect our proprietary technologies, including the confidentiality of our trade secrets, could harm our competitive position.
We currently rely upon trade secret protection and copyright, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, and to a limited extent patent protection, to protect our confidential and proprietary information. Although our competitors have utilized and are expected to continue utilizing similar methods and have aggregated and are expected to continue to aggregate similar databases of proteomic testing information, our success will depend upon our ability to develop proprietary methods and databases and to protect any advantages afforded to us by such methods and databases relative to our competitors. If we do not protect our intellectual property adequately, competitors may be able to use our methods and databases and thereby erode any competitive advantages we may have.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. In this regard, we have applied, and we intend to continue applying, for patents covering such aspects of our technologies as we deem appropriate. However, we expect that potential patent coverage we may obtain will not be sufficient to prevent substantial competition. In this regard, we believe it is probable that others will independently develop similar or alternative technologies or design around those technologies for which we may obtain patent protection. In addition, any patent applications we file may be challenged and may not result in issued patents or may be invalidated or narrowed in scope after they are issued. Questions as to inventorship or ownership may also arise. Any finding that our patents are unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have inventorship or ownership rights to our patents and patent applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all. If we initiate lawsuits to protect or enforce our patents, or litigate against third-party claims, which would be expensive, and, if we lose, we may lose some of our intellectual property rights. Furthermore, these lawsuits may divert the attention of our management and technical personnel.
We expect to rely primarily upon trade secrets and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how or other confidential information. Among other things, we seek to protect our trade secrets and confidential information by entering into confidentiality and trade secret protection agreements with employees and consultants. There can be no assurance that any confidentiality agreements that we have with our employees and consultants will provide meaningful protection for our trade secrets and confidential information or will provide adequate remedies in the event of unauthorized use or disclosure of such information. Accordingly, there also can be no assurance that our trade secrets will not otherwise become known or be independently developed by competitors. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.
Patent terms may be inadequate to protect our competitive position on our services and products for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our services and products are obtained, once the patent life has expired, we may be open to competition from competitive services and products. If one of our services or products requires extended development, testing, regulatory review and/or examination by a patent granting authority, patents protecting such services or products might expire before or shortly after such services or products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing services and products similar or identical to ours.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our services and products and technologies in every country throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States.
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we and our licensor may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we and our licensor may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States, or from selling or importing services and products made using our or our licensor’s inventions in and into the United States or other jurisdictions. Competitors and other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own services and products and technologies and may also export infringing services and products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These services and products may compete with our services and products. Our and our licensor’s patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. In some countries, local authorities retain broad discretion to compel technology transfer or disclosure of proprietary trade secrets on the basis of national interests or national security, cybersecurity or data protection, regulatory requirements pertaining to foreign direct investments or joint ventures, or other regulations governing foreign companies’ business activities in these countries. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the misappropriation or other violations of our intellectual property rights including infringement of our patents in such countries. The legal systems in certain countries may also favor state-sponsored or companies headquartered in particular jurisdictions over our first-in-time patents and other intellectual property protection. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent, trade secret, and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.
Proceedings to enforce our or our licensor’s patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our and our licensor’s patents at risk of being invalidated or interpreted narrowly and our and our licensor’s patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We and our licensors may not prevail in any lawsuits that we or our licensor initiate, or that are initiated against us or our licensor, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our services and products, services and other technologies and the enforcement of intellectual property. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.
Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our services and products.
Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. We cannot predict the breadth of the claims that may be allowed by the USPTO nor scope and meaning of issued claims by a court during enforcement of our patents or in third party patents. We may not develop additional proprietary products, methods and technologies that are patentable. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to a patent, while outside the United States, the first to file a patent application for the invention was entitled to a patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act (“AIA”), enacted in September 16, 2011, the United States transitioned from a first-to-invent to a first-to-file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application for a particular invention will be entitled to a patent regardless of whether a third-party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention similar to or the same as our invention, even if we had made the invention before such third party. This requires us to be cognizant of the conception of an invention and the time it takes to filing a patent application on that invention. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our services and products or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
The AIA also includes a number of significant changes that affect the way patent applications are prosecuted and also affects adversarial patent proceedings at the Patent Trials and Appeals Board (“PTAB”). These changes include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent in post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because there is a lower evidentiary standard needed to invalidate a patent in these USPTO proceedings as compared to the evidentiary standard in a United States federal court, a third party could successfully invalidate a patent before the PTAB on less evidence than would be required to meet the higher evidentiary standard to invalidate a patent in a federal district court. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party in a district court action. Therefore, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-bound licensed patents or patent applications and the enforcement or defense of our owned or in-bound licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
In addition, the patent position of companies in the biotechnology field is particularly uncertain. Various courts, including the United States Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to biotechnology. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered natural laws. Accordingly, the evolving case law in the United States could adversely affect our ability to obtain patents and may facilitate third party challenges to any owned or licensed patents.
If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new services and products in the future.
In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new products or services. However, such licenses may not be available on acceptable terms or at all. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. In addition, such licenses may be nonexclusive, which could give our competitors access to the same intellectual property licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed patents or other rights are found to be invalid or unenforceable, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
If licenses to third-party intellectual property rights are or become required for us to engage in our business, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. Moreover, we could encounter delays in the introduction of tests while we attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing tests, which could materially affect our ability to grow and thus adversely affect our business and financial condition.
Our use of open source software could compromise our ability to offer our services and subject us to possible litigation.
We use open source software in connection with our services and products. Companies that incorporate open source software into their products have, from time to time, faced claims challenging their use of open source software and compliance with open source license terms. As a result, we could be subject to lawsuits and other allegations by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to the licensee’s software that incorporates, links or uses such open source software, and make available to third parties for no cost, any derivative works of the open source code created by the licensee, which could include the licensee’s own valuable proprietary code. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms can be ambiguous. Legal precedent in this area is not well established and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of the foregoing could harm our business, financial condition, results of operations, and prospects.
We may depend on proprietary technology licensed from others in the future. If we are unable to acquire or license additional proprietary rights from third parties, we may not be able to continue developing our potential services and products.
We may enter into agreements, including license agreements, with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us. If we fail to comply with our obligations to our licensors or any of our other current or future collaborators, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any potential services and products or other technology that is covered by these agreements, which could adversely affect the value of the potential services and products being developed under any such agreement, or we may face claims for monetary damages or other penalties under these agreements. Termination of these agreements or reduction or elimination of our rights under these agreements may result in us having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. In addition, such an event may cause us to experience significant delays in the development and commercialization of our services, potential services or technologies or incur liability for damages. If any such license is terminated, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours, and we may be required to cease our development and commercialization of certain of our services and products, potential services and products or technologies.
The growth of our business may depend in part on our ability to acquire or in-license additional proprietary rights. We may be unable to acquire or in-license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. In that event, we may be required to expend significant time and resources to redesign our services and products, potential services and products or technologies or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected services and products, potential services and products or technologies, which could adversely impact our business, financial condition, results of operations and prospects. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors access to the same technologies licensed to us.

We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future services and products, and we cannot provide any assurances that we would be able to do so.
We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future services and products, and we cannot provide any assurances that third party patents do not exist that might be enforced against our current or future services and products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we could not obtain a license, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected services and products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.
Licensing of intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our services and products, and what activities satisfy those diligence obligations; and
•the ownership of inventions and know how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected services and products, or the dispute may have an adverse effect on our results of operation.
In addition to agreements pursuant to which we in license intellectual property, we have in the past and expect to in the future to grant licenses under our intellectual property. Like in licenses, out licenses are complex, and disputes may arise between us and our licensees, such as the types of disputes described above. Moreover, our licensees may breach their obligations, or we may be exposed to liability due to our failure or alleged failure to satisfy our obligations. Any such occurrence could have an adverse effect on our business.
We rely on strategic collaboration and licensing arrangements with third parties for research and development of commercial products and to further develop intellectual property. We may not be able to successfully establish and maintain such intellectual property.
Our research and development of our services and products relies, directly or indirectly, upon strategic collaborations and licensing agreements with third parties. We have collaboration and licensing arrangements with numerous academics, pharmaceutical companies, and others, under which the collaborator provides us with biological samples and associated clinical information. We use the biological samples for research and development by generating SomaScan® data (typically owned by SomaLogic) and obtaining relevant clinical information related to each biological sample (typically owned by the collaborator). Our collaboration and licensing arrangements also contain cross-licenses to permit the collaborator to use our SomaScan® data for limited purposes, e.g., drug development or academic research, and the collaborator grants us the right to use the clinical data for our products and services. Some collaborators limit our right to use their clinical data.
The development and commercialization of our products and services outside the United States rely upon strategic collaboration and licensing agreements with third parties. We have a collaborative arrangement with NEC Solution Innovators, Ltd. (“NES”), a wholly-owned subsidiary of NEC Corp. under which NES was granted an exclusive license under SomaLogic’s intellectual property to develop and commercialize tests for human healthcare management and a non-exclusive license to develop and commercialize SomaScan® services in Japan. Under the agreement, NES grants SomaLogic an exclusive license under NES’ and its affiliates’ technology and under any joint technology or patents to develop and commercialize tests in the rest of the world. This arrangement is exclusive for a period of ten years.

In December 2021, SomaLogic entered into the Collaboration Agreement with Illumina to develop co-branded, distributable NGS-based proteomic products. As part of the Collaboration Agreement, Illumina will develop and deploy NGS-based protein identification and measurement tools into laboratories worldwide, and facilitate the development and use of high-plex protein pattern recognition tests.

There can be no assurance that any current contractual arrangements between us and third parties, such as Illumina, for example, or between our strategic partners and other third parties will be continued on materially similar terms and will not be breached or terminated early. Any failure to obtain or retain the rights to necessary technologies on acceptable commercial terms could require us to re-configure our products and services, which could negatively impact their commercial sale or increase the associated costs, either of which could materially harm our business and adversely affect our future revenues and ability to achieve sustained profitability.
We expect to continue and expand our reliance on collaboration and licensing arrangements. Establishing new strategic collaboration and licensing arrangements is difficult and time-consuming. Discussions with potential collaborators or licensors may not lead to the establishment of collaborations on favorable terms, if at all. To the extent we agree to work exclusively with one collaborator in a given area, our opportunities to collaborate with other entities could be limited. Potential collaborators or licensors may reject collaborations with us based upon their assessment of our financial, regulatory or intellectual property position or other factors. Even if we successfully establish new collaborations, these relationships may never result in the successful commercialization of any product or service. In addition, the success of the projects that require collaboration with third parties will be dependent on the continued success of such collaborators. There is no guarantee that our collaborators will continue to be successful and, as a result, we could expend considerable time and resources developing products or services that will not ultimately be commercialized.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
We employ, and expect to employ in the future, individuals who were previously employed at universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential products and services, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.
Risks Related to Government Regulation
The FDA may require us to obtain premarket authorizations and comply with the FDA requirements for some of our products and services. Failure to obtain such authorizations or failure to comply with FDA requirements may delay or prevent the marketing of our products and services.
We believe that our services are not presently regulated as medical devices by the FDA. However, the FDA’s policies may change or the FDA may disagree with our conclusion, and the agency may require us to obtain a premarket authorization. Failure to comply with such requirements or the additional, extensive and ongoing post-marketing obligations imposed by the FDA or other regulatory requirements of other regulatory agencies could result in unanticipated compliance expenditures, a range of administrative enforcement actions, injunctions, and/or criminal prosecution. FDA post-market obligations include, among other things, compliance with the FDA Quality System Regulations (“QSR”), establishing registration and device listings, labeling requirements, reporting of certain adverse events and malfunctions, and reporting of certain recalls. In addition, circumstances may arise that cause us to recall equipment used in connection with our products and services. Such recalls could have an adverse effect on our ability to provide those products and services, which in turn would adversely affect our financial condition. Our collaborators may also be required to maintain FDA clearance, authorization or approval for the products and services that we jointly develop. Any failure by us or our collaborators to maintain such clearance, authorization or approval could impair or cause a delay in our ability to profit from these collaborations.
We conduct our business in a heavily regulated industry, and changes in regulations or violations of regulations may, directly or indirectly, reduce our revenue, adversely affect our results of operations and financial condition and harm our business.
The life sciences industry is highly regulated, and the regulatory environment in which we operate may change significantly and adversely to us in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation, federal and state laws relating to:
•laboratory testing, including Clinical Laboratory Improvement Amendments (“CLIA”) and state laboratory licensing laws;

•the development, testing, use, distribution, promotion and advertising of research services, kits, clinical diagnostics and cellular therapies, including certain LDT, which are regulated by the FDA under the Food, Drug, and Cosmetic Act (“FDCA”);
•cellular therapies, medical device and in vitro diagnostic clearance, marketing authorization or approval;
•laboratory anti-mark-up laws;
•the handling and disposal of medical and hazardous waste;
•Occupational Safety and Health Administration rules and regulations;
•HIPAA and other federal and state medical data privacy and security laws; and
•the Genetic Information Nondiscrimination Act (“GINA”) and similar state laws.
In particular, while we believe that our services are not presently regulated as medical devices because they are RUO or LDTs, the laws, regulations and policies of the FDA and non-United States regulators governing the marketing of RUO products, LDTs, and clinical diagnostic tests and services are extremely complex and the regulatory or judicial interpretations of the relevant laws and regulations may change in the future. For example, our SomaScan® assay services and kits offered as RUO could, in the future, be subject to greater regulation by the FDA pursuant to the medical device provisions of the FDCA beyond the current regulations governing RUO labeling. In addition, while we believe certain of our services are LDTs and thus not subject to premarket review requirements, FDA may disagree with our assessment or change its position in the future and assert that our products are medical devices that must receive FDA’s premarket review, as discussed under “Risk Factors – The FDA may require us to obtain premarket authorizations and comply with the FDA requirements for some of our products and services. Failure to obtain such authorizations or failure to comply with FDA requirements may delay or prevent the marketing of our products and services.”.
If we fail to comply with federal and state laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.
We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. We have current CLIA certifications to conduct our tests at our laboratory in Boulder, Colorado. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories.
We also maintain out-of-state laboratory licenses to conduct testing on specimens from California, Maryland, Pennsylvania and Rhode Island.
States may currently have or later adopt laboratory licensure requirements, which, if operating in those states, may require us to modify, delay or stop our operations in such jurisdictions. We may also be subject to regulation in foreign jurisdictions as we seek to expand international utilization of our assay and tests or such jurisdictions adopt new licensure requirements, which may require review of our assay and tests in order to offer them or may have other limitations such as restrictions on the transport of samples necessary for us to perform our assay or tests that may limit our ability to make our tests available outside of the United States. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming, and subject us to significant and unanticipated delays.
Failure to comply with applicable clinical laboratory licensure requirements may result in a range of enforcement actions, including license suspension, limitation, or revocation, directed plan of action, onsite monitoring, civil monetary penalties, criminal sanctions, and cancellation of the laboratory’s approval to receive Medicare and Medicaid payment for its services, as well as significant adverse publicity. Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing clinical laboratory licensure, or our failure to renew our CLIA certificate, a state or foreign license, or accreditation, could have a material adverse effect on our business, financial condition and results of operations. Even if we were able to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.
The College of American Pathologists (“CAP”), maintains a clinical laboratory accreditation program. CAP asserts that its program is “designed to go well beyond regulatory compliance” and helps laboratories achieve the highest standards of excellence to positively impact patient care. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. We have CAP accreditations for our laboratories. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

Some of our activities may subject us to risks under federal and state laws prohibiting ‘kickbacks’ and false or fraudulent claims.
In addition to FDA marketing and promotion restrictions, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the healthcare industry, and to regulate billing practices and financial relationships with healthcare providers. These laws include a federal law commonly known as the Medicare/Medicaid Anti-Kickback Statute, and numerous similar state laws, which prohibit payments intended to induce healthcare providers or others to refer patients or to acquire, arrange for or recommend the acquisition of healthcare products or services. The Anti-Kickback Statute prohibits knowingly and willfully making a payment to induce patient referrals or generate business in connection with any governmental heath care program, state laws, however, may apply regardless of whether state or federal funds are involved. These laws generally constrain the sales, marketing and other promotional activities of providers of laboratory services by limiting the kinds of financial arrangements, including sales programs, that may be used with hospitals, healthcare providers, laboratories and other potential purchasers or prescribers of medical devices and laboratory services.
In 2018, Congress passed the Eliminating Kickbacks in Recovery Act (“EKRA”) as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. EKRA is broader and imposes more restrictions than the federal Anti-Kickback Statute. Like the Anti-Kickback Statute, EKRA imposes criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other healthcare services) unless a specific exception applies. EKRA is applicable to all “services covered by a health care benefit program” and does not differentiate between governmental programs and private programs. As a result, the federal government is fully within its authority to investigate and prosecute suspicious payments involving services reimbursed by either governmental health plans and private health plans. In addition, while the Anti-Kickback Statute includes certain exceptions that are widely relied upon in the healthcare industry, not all of those same exceptions apply under EKRA. For example, under the Anti-Kickback Statute, there is a safe harbor exception for bona fide employees. EKRA, however, does not differentiate between employee-based commissions and independent contractor-based commissions. This means that if a laboratory pays its employee a commission with respect to a referral, the laboratory would be exposed to EKRA liability.
Because EKRA is a relatively new law, there is no agency guidance or court precedent to indicate how and to what extent it will be applied and enforced. We cannot assure you that our relationships with healthcare providers, sales representatives, hospitals, customers, or any other party will not be subject to scrutiny or will survive regulatory challenge under EKRA.
The federal False Claims Act and similar state laws prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or are for items or services that were not provided as claimed. Medicare payments are subject to audit, including through the Comprehensive Error Rate Testing (“CERT”) program, and payments may be recouped by Centers for Medicare and Medicaid (“CMS”) if it is determined that they were improperly made.
The federal Anti-Kickback Statute and False Claims Act prescribe civil and criminal penalties (including fines) for noncompliance that can be substantial. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing and billing practices are constantly evolving and even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could harm our business and prospects. Our failure to comply with applicable laws could result in various adverse consequences that could have a material adverse effect upon our business, including the exclusion of our products and services from government programs and the imposition of civil or criminal sanctions.
RUO products and services may be subject to regulatory scrutiny.
Certain of our services and products are currently labeled and sold for RUO and not for the diagnosis or treatment of disease. Because such products are not intended for diagnostic use, and the products do not include clinical or diagnostic claims or provide directions for use as diagnostic products, they are not subject to the same level of regulation by the FDA or by regulatory agencies of the EU as medical devices. In particular, while the FDA regulations require that RUO products be appropriately labeled, “For Research Use Only,” the regulations do not subject such products to the FDA’s pre- and post-market controls for medical devices provided that certain conditions are met. Pursuant to FDA guidance on RUO products, a company may not make clinical or diagnostic claims about an RUO product or provide clinical directions or clinical support services to customers of RUO products. A product labeled RUO but deemed by the FDA to be intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDCA and subject to FDA enforcement action. The FDA considers the totality of the circumstances surrounding distribution and use of a product labeled as RUO, including how the product is marketed and to whom, when determining its intended use. If the FDA were to disagree with our RUO classification or modify its approach to regulating products labeled for RUO, we could experience reduced revenue or increased compliance and other costs, which could adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, the FDA may not ultimately grant any clearance, authorization or approval requested by us in a timely manner, or at all.

We expect to rely on third parties in conducting any required future studies of diagnostic services and products that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.
We do not currently have the ability to independently conduct clinical trials or other studies that may be required to obtain FDA and other regulatory clearance or approval for future diagnostic services and products, if such clearance or approval is required. Accordingly, we expect that we would rely on third parties, such as clinical investigators, consultants, and collaborators to conduct such studies if needed. Our reliance on these third parties for clinical and other development activities would reduce our control over these activities. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised, we may not be able to obtain regulatory clearance or approval.
Our employees, principal investigators, consultants and collaborators may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, consultants and those of our collaborators. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-United States regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent improper marketing, fraud, misconduct, kickbacks, bribery, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We currently have a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct. In addition, our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such investigations or actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, which could have a significant impact on our business. We currently have a compliance program in accordance with the elements of an effective program outlined by the OIG, which could help mitigate damages, but cannot prevent all misconduct. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, suffer adverse publicity and reputational harm, and have the attention of management diverted in defending ourselves against any of these claims or investigations.
We could be adversely affected by violations of the United States Foreign Corrupt Practices Act and other worldwide anti-bribery laws by us or our agents.
We are subject to the FCPA which prohibits companies and their intermediaries from making payments in violation of law to non-United States government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent distributors to sell our assay services internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. We are also subject to similar antibribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. We have limited experience in complying with these laws and in developing procedures to monitor compliance with these laws by our agents. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.
If we elect to label and promote any of our products or services as medical devices, we may be required to obtain prior approval or clearance by the FDA, which would take significant time and expense and could fail to result in FDA clearance or approval for the intended uses we believe are commercially attractive.
Our services and products are currently labeled and promoted, and are, and in the near-future will be, sold primarily to academic and research institutions and research companies as RUO products, and are not currently designed, or intended to be used as medical devices. If we elect to label and market our products for broader use as medical devices, we may be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.
We may in the future register with the FDA. We would be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration.

In addition, we may in the future submit 510(k) premarket notifications to the FDA to obtain FDA clearance of certain of our products on a selective basis. It is possible, in the event we elect to submit 510(k) applications for certain of our products, that the FDA would take the position that a more burdensome premarket application, such as a premarket approval application (“PMA”) or a De Novo classification request is required for some of our products. If such applications were required, greater time and investment would be required to obtain FDA approval. Even if the FDA agreed that a 510(k) was appropriate, FDA clearance can be expensive and time consuming. It generally takes a significant amount of time to prepare a 510(k), including conducting appropriate testing on our products, and several months to years for the FDA to review a submission. Notwithstanding the effort and expense, FDA clearance or approval could be denied for some or all of our products for which we choose to market as medical devices. Even if we were to seek and obtain regulatory approval or clearance, it may not be for the intended uses we request or that we believe are important or commercially attractive. There can be no assurance that future products for which we may seek premarket clearance or approval will be approved or cleared by FDA or a comparable foreign regulatory authority on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our anticipated claims or adequate to support continued adoption of such products. Compliance with FDA or comparable foreign regulatory authority regulations will require substantial costs, and subject us to heightened scrutiny by regulators and substantial penalties for failure to comply with such requirements or the inability to market our products. The lengthy and unpredictable premarket clearance or approval process, as well as the unpredictability of the results of any required clinical studies, may result in our failing to obtain regulatory clearance or approval to market such products, which would significantly harm our business, results of operations, reputation, and prospects.
In addition, even if we obtain an approval or clearance, we must be cautious in ensuring that the promotion of our products and services remains within the scope of the approval or clearance because FDA’s regulations applicable to our products and services prohibit them from being promoted for uses not within the scope of a given product’s intended use(s), among other promotional and labeling rules applicable to products subject to the FDCA.
Even after we receive an approval or clearance, we would be subject to ongoing FDA obligations and continued regulatory oversight and review, including the general controls listed above and the FDA’s QSRs for our development and manufacturing operations. In addition, we would be required to obtain a new 510(k) clearance before we could introduce subsequent modifications or improvements to such products. We could also be subject to additional FDA post-marketing obligations for such products, any or all of which would increase our costs and divert resources away from other projects. If we sought and received regulatory clearance or approval and are not able to maintain regulatory compliance with applicable laws, we could be prohibited from marketing our products for use as, or in the performance of, clinical diagnostics and/or could be subject to enforcement actions, including warning letters and adverse publicity, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution.
In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we would need to comply with the new In Vitro Diagnostic Regulation 2017/746, which became effective May 26, 2017, with application date of May 26, 2022. This will increase the difficulty of regulatory approvals in Europe in the future. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.
Our services and products could become subject to government regulation as medical devices by the FDA and other regulatory agencies even if we do not elect to seek regulatory clearance or approval to market our services for diagnostic purposes, which would adversely impact our ability to market and sell our services and harm our business. If our services become subject to FDA regulation, the regulatory clearance or approval and the maintenance of continued and post-market regulatory compliance for such services will be expensive, time-consuming, and uncertain both in timing and in outcome.
As we expand our product line and the applications and uses of our current services and products into new fields, certain of our future services and products could become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such services and products before they can be marketed. Also, even if our services and products are labeled, promoted, and intended as RUO or LDT, the FDA or comparable agencies of other countries could disagree with our conclusion that our services and products are intended for research use only or otherwise not subject to marketing authorization requirements, and deem our sales, marketing and promotional efforts as being inconsistent with the applicable legal requirements. For example, our customers may independently elect to use our RUO labeled services and products for clinical diagnostic use without our consent, which could subject our services and products to government regulation. The regulatory clearance or approval and maintenance process for services and products may be uncertain, expensive, and time-consuming, and could adversely affect our business, financial condition, or results of operations. The FDA has historically exercised enforcement discretion in not enforcing the premarket authorization and quality system regulations against laboratories offering LDTs. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostic tests currently on the market. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and manufacturers of products used for LDTs, but would seek further public discussion on an appropriate oversight approach, and give Congress an opportunity to develop a legislative solution. More recently, the FDA has issued warning letters to certain labs for illegally marketing materials. The FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain materials raise significant public health concerns.
Future legislative or administrative rule making or oversight of LDTs may impact the sales of our services and products and how customers use our services and products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business. Changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our services and products, could arise at any time during the development or marketing of our services and products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our services and products, if required. Further, sales of our products and services for diagnostic applications in certain instances, or other uses that fit the FDA’s definition for “device,” may subject us to additional healthcare regulation and enforcement by the applicable government agencies.
In 2020, the HHS announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDTs absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization for, an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness (“PREP”) Act that is normally provided to certain countermeasures that are approved, cleared, licensed, or otherwise authorized to fight against a pandemic or an epidemic. While this action by HHS is expected to reduce the regulatory burden on clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 that develop LDTs, it is unclear how this action as well as future legislation by federal and state governments and the FDA will impact the industry, including our business and that of our customers. Such HHS measure may compel the FDA to formalize earlier enforcement discretionary policies and informal guidance through notice-and-comment rulemaking and/or impose further restrictions on LDTs. HHS’s rescission policy may change over time. Congress could also enact legislation restricting LDTs. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our services and products to certain customers. If we market countermeasures to a pandemic or an epidemic, such as COVID-19, and we decide to forgo the FDA’s premarket review per the HHS’s policy, our countermeasures will not receive the immunity protection under the PREP Act.
If we or our strategic partners or licensees fail to obtain regulatory approvals in other countries for service and product candidates under development, we will not be able to generate revenue in such countries from the commercialization of service and product candidates.
In order for us to market our services and products outside of the United States and the EU, we and our strategic partners and licensees must comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional assay services and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval or EMA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States and EMA approval in the EU. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory review processes in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States and EMA approval in the EU. The adverse effects include the risk that our service and product candidate may not be approved for all indications that we request, which could limit the uses of our service and product and adversely impact our potential royalties and sales, and the risk that such approval may be subject to limitations on the indicated uses for which the service or product may be marketed or require costly, post-marketing follow-up studies.
If we fail to comply with applicable foreign regulatory requirements, we could be subject to penalties and suspension or withdrawal of regulatory approvals.
We or our strategic partners or licensees may fail to successfully petition the Japanese National Health Services for use of the SomaSignal™ tests in the annual government-funded health check. Failure to do so may adversely affect our business and we may not be able to achieve meaningful adoption of SomaSignal™ tests in Japan, which could stunt our growth.
Our strategic partner in Japan, NEC Solution Innovators, Ltd., established a wholly owned subsidiary in Japan for the purpose of pursuing increased adoption and expansion of our service offerings in Japan. As a part of this plan, the wholly owned subsidiary plans to petition the Japanese National Health Services to include the SomaSignal™ tests in the annual government-funded health check. Successful implementation of this plan requires an agreement by government agencies such as the Central Social Insurance Medical Counsel, which makes the decision on whether to reimburse for the services based on the recommendations that are made by the Ministry of Health, Labor and Welfare’s expert panel. To our knowledge, the wholly owned subsidiary has not begun the petition process. There is no guarantee that we will be able to obtain this approval and successfully include the SomaSignal™ tests in the annual government-funded health check. However, the successful petition with the Japanese National Health Services does not impact SomaLogic’s ability to execute the NEC contract or to generate revenue through this strategic partnership.
We could be adversely affected by alleged violations of the Federal Trade Commission Act or other truth-in-advertising and consumer protection laws.
Our advertising for current and future assay services is subject to federal and state laws that prohibit deceptive or unfair advertising and marketing practices. Under federal and state law, regulators such as the Federal Trade Commission (“FTC”) and the attorneys general (“AG,” or district attorneys in some states) of the various states have authority to bring actions against firms that engage in false or deceptive advertising or marketing practices. The FTC’s authority emanates from the Federal Trade Commission Act (“FTC Act”), which empowers the FTC to investigate and seek injunctive relief against deceptive or unfair acts or practices, including the dissemination of advertising claims without possession at the time of dissemination of a reasonable basis for belief that the claims are true and non-deceptive. Substantiation in the case of efficacy claims pertaining to health, safety, and life sciences generally must take the form of competent and reliable scientific evidence. Failure to have substantiation of this type is deceptive under the FTC Act and may subject the advertiser to an injunction to stop the advertising and possibly to engage in other remedial steps such as corrective advertising. Failure to comply with an FTC administrative order subjects the advertiser to significant civil penalties. States have similar unfair and deceptive acts and practices statutes (sometimes called “little FTC Acts” or “UDAP” statutes). They vary, but often the state regulator can seek monetary relief along with an order of discontinuance.
Both the FTC and the state AGs have broad powers, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or in extreme instances criminal prosecution if significant fraud is involved. These laws relate not only to the advertising produced and disseminated by us but also to statements made by endorsers or others in third-party testimonials that are used by us in advertising in any form, including but not limited to social media.
Federal and state laws also give causes of action to competitors to seek injunctive and monetary relief for false and misleading advertising statements. Any person who is or may be likely to be damaged by false or misleading advertising statement may bring an action in federal court pursuant to the Lanham Act, § 43(a). Proven damages may be trebled and attorney’s fees and costs may be awarded in appropriate cases. There are state analogs of this sort of unfair competition statute as well.
Under state UDAP statutes, consumers can bring private claims against companies who disseminate false or deceptive advertising claims. Although those UDAP statutes often provide for statutory damages in the case of individual consumers, more often such cases take the form of class actions, which can lead to massive damages awards and significant awards of attorney’s fees.
We are also subject to self-regulatory risks. The BBB National Programs, Inc. operates the National Advertising Division (“NAD”), which is the country’s leading self-regulatory body dedicated to truth and accuracy in advertising. A competitor can challenge advertising before the NAD. The process is non-public until the decision is rendered by the NAD, at which point the BBB National Programs issues a press release about the decision. Most advertisers comply with the recommendations of the NAD; those that refuse to comply can be referred to the FTC for investigation.
Any of the potential action described above if brought against us could disrupt our business operations, cause damage to our reputation, and result in a material adverse effects on our business.
Our business is subject to environmental regulation and regulations relating to the protection of health and safety matters that could result in compliance costs. Any violation or liability under environmental laws or health and safety regulations could harm our business.
We are subject to environmental and safety laws and regulations governing the use, storage and disposal of hazardous substances or wastes, including radioactive materials and wastes, and imposing liability for the cleanup of contamination from these substances. We handle hazardous substances in our manufacturing processes and in the compilation of our chemical library, and we could be liable for any improper use, storage, or disposal of such substances. We cannot completely eliminate the risk of contamination or injury from hazardous substances or wastes, and, in the event of such an incident, we could be held liable for any damages that result. In addition, we may be required to incur significant additional costs to comply with environmental laws and regulations in the future. The failure to comply with environmental or safety regulations could also result in fines by government authorities and payment of damages to private litigants, which could harm our business.

The Occupational Safety and Health Act of 1970 (“OSHA”), establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various OSHA standards may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations.
Risks Related to SomaLogic Being a Public Company
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are in the process of implementing disclosure controls and procedures designed to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. As a result, because of these inherent limitations in our control system, misstatements or omissions due to error or fraud may occur and may not be detected, which could result in failures to file required reports in a timely manner and filing reports containing incorrect information. Any of these outcomes could result in SEC enforcement actions, monetary fines or other penalties, damage to our reputation, and harm to our financial condition.
The requirements of being a public company may strain our resources, result in litigation and divert management’s attention.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming.
These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. By disclosing information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business. We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
In addition, as a result of our disclosure obligations as a public company, we have reduced strategic flexibility and may be under pressure to focus on short-term results, which may materially and adversely affect our ability to achieve long-term profitability.

Risks Related to Our Common Stock and Public Warrants
Our principal stockholders and management own a significant percentage of our Common Stock and will be able to exercise significant influence over matters subject to stockholder approval.
As of December 31, 2021, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 24% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
We do not expect to pay any dividends for the foreseeable future. Investors may never obtain a return on their investment.
You should not rely on an investment in our Common Stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our Common Stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations, fund our research and development programs and continue to invest in our commercial infrastructure. In addition, any future credit facility or financing we obtain may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. Accordingly, investors must rely on sales of our Common Stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our Common Stock.
We may amend the terms of the Public Warrants with the approval by the holders of at least 50% of the then-outstanding Public Warrants in a manner that may be adverse to holders. As a result, the exercise price of a holder’s Public Warrants could be increased, the exercise period could be shortened and/or the number of shares of our Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without the approval of that warrant holder.
Our Public Warrants were issued in registered form under a warrant agreement between CMLS II and Continental Stock Transfer & Trust Company, as warrant agent. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Public Warrant.
We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their Public Warrants worthless.
We have the ability to redeem outstanding Public Warrants (i) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant; provided that the last reported sales price of our Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the warrant holders; and (ii) at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Public Warrant; provided that the last reported sales price of our Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give notice of such redemption to the warrant holders; provided further that, if the last reported sales price of our Common Stock is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give notice of such redemption to the warrant holders, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.
If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will use our best efforts to register or qualify such shares of Common Stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us. Redemption of the outstanding Public Warrants could force the warrant holders: (i) to exercise their Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their Public Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of their Public Warrants. None of the Private Placement

Warrants will be redeemable by us (except as described in the section entitled “Redemption of Warrants When the Price per Share of Common Stock Equals or Exceeds $10.00”) so long as they are held by the Sponsor or its permitted transferees.
Our warrants are exercisable for our Common Stock, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Our Public Warrants are exercisable for up to 5,519,991 shares of Common Stock at $11.50 per share. Our Private Placement Warrants are exercisable for up to 5,013,333 shares of Common Stock at $11.50 per share. The additional shares of our Common Stock issuable upon exercise of our warrants will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently maintain our executive offices at 2945 Wilderness Place, Boulder, Colorado 80301. We lease approximately 77,000 square feet of space under three leases in Boulder, Colorado, which serve as our corporate headquarters and laboratory facilities. In addition, in February 2022 we entered into two lease agreements, each for commercial buildings to be constructed in Louisville, Colorado. The buildings when fully constructed are anticipated to comprise 100,080 square feet and 98,640 square feet respectively of office, warehouse, laboratory and other space and will serve as our future headquarters. We anticipate that one of these leases will commence on or after January 1, 2023, and the other lease will commence on or after July 1, 2023, but in each case subject to the landlord’s completion of the agreed-upon pre-delivery construction work. Both leases will expire on November 30, 2033, unless extended by the parties or earlier terminated in accordance with the terms of the leases. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings
We are party to lawsuits arising in the ordinary course of our business. We cannot predict the outcome of any such lawsuits with certainty, but based upon the Company’s experience, current information and applicable law, management believes it is remote that pending or threatened legal matters will have a material adverse impact on our consolidated results of operations, financial condition, or liquidity.
Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of these other pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.
However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity. For additional details, see Part II, Item 8, Note 9, Commitments and Contingencies - “Legal Proceedings”, in the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K, which is incorporated by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our Common Stock is listed on the Nasdaq Capital Market under the symbol “SLGC.” Our certificate of incorporation authorizes the issuance of 600,000,000 shares of Common Stock with a par value of $0.0001 per share. The Company had 181,552,241 shares of Common Stock issued and outstanding as of December 31, 2021.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of December 31, 2021, no shares of Preferred Stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted. Our preferred stock is not quoted on any market or system, and there is not currently a market for our preferred stock.
Holders
Based on information supplied by its transfer agent, the Company estimates that there are approximately 345 holders of record of our Common Stock and 1 holder of record of our public warrants. Such numbers do not include beneficial owners holding our securities through nominee names.
Dividends
We have not paid any cash dividends on our ordinary shares to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Refer to Part III, Item 12, for information related to our equity compensation plans.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of SomaLogic’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This discussion contains forward-looking statements based upon SomaLogic’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to the business of Old SomaLogic prior to the consummation of the Business Combination, and to the Company and its consolidated subsidiaries following the consummation of the Business Combination.
Business Overview
SomaLogic is a leading commercial-stage proteomics company. We have built an integrated proteomics platform capable of robust, high throughput proteomics analysis with broad proteome coverage, low limits of detection, high reproducibility and at low costs. We designed our platform with the goal of being a universal proteomics platform, with the breadth (number of proteins measured) and precision (accuracy of measurement) important for discovery and research applications, and both the reproducibility and robustness important for clinical applications. Our platform is underpinned by our extensive global patent portfolio protecting our proteomics platform, products and services, our proprietary assay technology, our proteomics database (which we believe is one of the largest proteomics databases worldwide), and artificial intelligence and machine learning capabilities. As of December 31, 2021, our assay can measure approximately 7,000 protein target measurements in a single sample using only approximately 55µL of plasma or serum. Our proteomics database matches proteomics and clinical information and contains over 2.5 billion protein measurements with over 675,000 participant-years of longitudinal clinical data from follow-up. Leveraging our artificial intelligence-enabled bioinformatics capability, we use our database to power diagnostic product development for our research and clinical customers. We currently run our platform within our own laboratory, receive samples from customers and provide them proteomics analysis services. We are also developing an integrated solution comprising kits and select equipment that would enable customers to perform our proteomics assay at their own sites and leverage our bioinformatics capabilities to analyze the data.
Currently, we primarily generate revenue through our assay services, which consists primarily of a service model whereby we receive samples from pharmaceutical, biotechnology or academic clients, perform the SomaScan® assay, and subsequently use bioinformatics and analytics to further refine the collected data and deliver the results back to the customer. In the years ended December 31, 2021 and 2020, approximately 70% and 85%, respectively, of our assay services sales were generated by pharmaceutical customers. In mid-2020, we re-introduced a simple fee-for-service offering, in addition to our previous data-sharing model that has proven popular among customers. We expect our customer base to continue to grow in 2022 as a result of the fee-for-service offering and an expanded commercial development team.
In addition to the SomaScan® assay, we have developed and released SomaSignal™ tests into an observation market. The SomaSignal™ tests are data-driven diagnostic tests with high predictive power of biological disease and risks to patients that have a wide range of potential applications. We are currently evaluating a variety of different partnerships to drive adoption of SomaSignal™ tests.
We also generate product revenue, which primarily consists of the sale of SomaScan® kits. Our assay kits are aimed at enabling our customers to bring our proteomic platform in-house. Historically, we have sold our kits to a limited number of primarily academic customers.
As of December 31, 2021, we had approximately 320 full-time employees, including a commercial team of more than 60 employees and a research and development team of more than 60 employees. We plan to continue expanding our commercial team significantly in the coming years.
Our commercial and product development teams are consistently partnering with our customers to develop products and services that speed up the adoption of proteomics for our customers, including data analysis, data integration and ease of use tool sets. We are also actively exploring several potential co-marketing and new channel and product development opportunities with various partners in closely aligned scientific verticals, such as genomics.
We have historically and will continue to invest heavily in new products and solutions. Our research and development efforts are primarily focused on developing new proteomic content and additional SomaSignal™ tests as well as developing new applications for existing technologies.
Since our inception, we have incurred net losses in each year. Our net losses were $87.5 million and $53.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $498.9 million, cash and cash equivalents of $439.5 million, and short-term investments of $218.2 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:
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
Business Combination
On September 1, 2021 (the “Closing Date”), we consummated the Business Combination contemplated by the Merger Agreement, dated March 28, 2021 by and among CMLS II, Merger Sub, and Old SomaLogic. Pursuant to the Merger Agreement, Merger Sub merged with and into Old SomaLogic, with Old SomaLogic surviving the merger as a wholly-owned subsidiary of CMLS II. Upon the closing of the Business Combination, CMLS II changed its name to SomaLogic, Inc., and Old SomaLogic changed its name to SomaLogic Operating Co., Inc.
Unless the context otherwise requires, the terms “we”, “us”, “our”, “SomaLogic" and “the Company" refer to, for periods prior to the completion of the Business Combination, SomaLogic, Inc. and its subsidiaries, and, for periods upon or after the completion of the Business Combination, SomaLogic, Inc., the combined company and its subsidiaries. See Note 2, Summary of Significant Accounting Policies—Presentation of Amounts After the Business Combination, and Note 3, Business Combination, for more details of the Business Combination and the presentation of historical amounts and balances after the Business Combination. The Company's Common Stock and warrants to purchase Common Stock are listed on the Nasdaq under the ticker symbols “SLGC” and "SLGCW", respectively.

Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the Coronavirus Disease 2019 (COVID-19) outbreak to be a global pandemic. Since then, COVID-19 has continued to spread throughout much of the United States and the world causing uncertainty and disruption to business activities.

Our suppliers have been impacted by the COVID-19 pandemic, and we have experienced supply delays for certain equipment, instrumentation and other supplies that we use for our services and products
Despite the economic challenges due to the COVID-19 pandemic, we ended fiscal year 2020 with revenue growth of 74% year over year and we ended fiscal year 2021 with revenue growth of 46% compared to fiscal year 2020. We also benefited from our cost savings actions which included reduction in travel and non-essential spending.
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

Seasonality
Our revenue can be seasonal dependent upon the spending patterns of our customers. Seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends. For example, the academic budgetary cycle requires grantees to “use or lose” their grant funding, which seems to be tied disproportionately to the end of the calendar year, driving sales higher during the fourth quarter. Similarly, our biopharmaceutical customers typically have calendar year fiscal years which also result in a disproportionate amount of their purchasing activity occurring during our fourth quarter.
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
We have released 16 SomaSignal™ tests as LDTs under our Clinical Laboratory Improvement Amendments (“CLIA”) license as of December 31, 2021. We have also developed 20 tests for the RUO market — most of which are directed at characterizing individuals in clinical trials. We continue to invest in our SomaSignal™ test pipeline, largely directed at tests helping to manage chronic disease and will be of significant interest to health system providers. We anticipate approximately 4 to 8 additional LDT SomaSignal™ tests and approximately 5 to 10 SomaSignal™ tests for the RUO market to clear our development and validation process during 2022.
We are working closely with our clinical implementation partners and prioritizing the test pipeline to have the greatest impact on their business. Our plan is for these tests to focus on disease management and facilitate early intervention in diseases with the highest morbidity and mortality burden, such as type 2 diabetes, obesity, and cardiovascular disease.
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
Expansion of our proteomic content
As of December 31, 2021, we have a library of slow off-rate modified aptamers, SOMAmers® reagents against approximately 7,000 protein target measurements of the 20,000 known canonical proteins encoded in the human genome. We believe the breadth (number of proteins measured) of our SomaScan® assay is superior to other technologies in an aspect that is vital to customers. For each protein, we typically have a collection of 100’s to 1000’s of proprietary “monoclonal” SOMAmer® reagents (reagents with unique and defined sequences) from which we select and place one, or in some cases several, reagents on our SomaScan® assay. Any follow-up studies, which are of interest to many of our customers and partners, are facilitated with these collections of reagents, which is uniquely possible with our technology. To maintain our competitive advantage, we plan to increase the number of protein reagents to approximately 10,000 in 2023 for commercial availability based on allocated funding, resource availability, and the successful validation of new reagents. Upon successful commercialization of the new reagents, the impact to cost of revenue for the new proteomic content is estimated to be offset by the increased efficiencies we may gain from sample volume growth and value engineering initiatives.
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

Product revenue
Product revenue primarily consists of kit sales, which enable our customers to bring the SomaScan® proteomic platform in-house and to build lines of business based on this technology. In preparation for a full-scale re-launch, we are establishing agreements with several sites to deploy kits in the future. This will allow SomaLogic to quickly grow into new geographic regions and expand our customer base.
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
Other revenue
Other revenue includes royalty revenue and revenue received from research grants. The Company recognizes royalty revenue for fees paid by customers in return for the exclusive license to make, use or sell certain licensed products in certain geographic areas. Grant revenue represents funding under cost reimbursement programs from government agencies, and non-profit foundations for qualified research and development activities performed by the Company. We expect other revenue to continue to grow as we expand our commercial team and continue to pursue additional licensing relationships.
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
Change in fair value of warrant liabilities
Change in fair value of warrant liabilities consists of changes in fair value related to the Public Warrant and Private Warrant liabilities. The warrant liabilities are classified as marked-to-market liabilities pursuant to ASC 815,Derivatives and Hedging (“ASC 815”), and the corresponding increase or decrease in value impacts our net loss.
Change in fair value of earn-out liability
Change in fair value of earn-out liability consists of changes in the earn-out liability related to Earn-Out Shares issuable to former stockholders of Old SomaLogic. The earn-out liability is classified as a marked-to-market liability pursuant to ASC 815 and the corresponding increase or decrease in value impacts our net loss.
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net consists of a loss on extinguishment of debt due to conversion of the Convertible Debt and repayment of the Amended and Restated Credit Agreement, and offset by a gain on extinguishment of debt due to forgiveness of the Paycheck Protection Program (“PPP”) loan during the year ended December 31, 2021. Loss on extinguishment of debt, net for the year ended December 31, 2020 is due to the partial prepayment of the Amended and Restated Credit Agreement in November 2020.
Results of Operations
Comparison of the year ended December 31, 2021 versus the year ended December 31, 2020
Revenue

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Revenue:
Assay services revenue	$68,038	$45,827	$22,211	48%
Product revenue	1,277	1,907	(630)	(33)%
Collaboration revenue	3,051	2,483	568	23%
Other revenue	9,260	5,672	3,588	63%
Total revenue	$81,626	$55,889	$25,737	46%
Total revenue increased by $25.7 million, or 46%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Assay services revenue increased by $22.2 million, or 48%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a $20.8 million increase related to sample volumes and a $1.4 million increase related to higher-than-average price per sample as a result of the reintroduction of the fee-for-service model in the second half of 2020.
Product revenue decreased by $0.6 million, or 33%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a reduction in the volume of kits sold as we discontinue sales of kits on our previous platform and prepare to re-launch kits on our upgraded platform.
Collaboration revenue increased by $0.6 million, or 23%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the modification of our existing collaborative arrangement to develop a professional software tool to enable SomaScan® customers to easily access and interpret the highly multiplexed proteomic data generated by SomaLogic’s SomaScan® assay technology in March 2020. SomaLogic and NEC modified the collaboration agreement by entering into a new collaborative arrangement with NES in March 2020 to develop and commercialize SomaScan® services in Japan.

Other revenue increased by $3.6 million, or 63%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a $3.3 million increase in royalty income related to an exclusive license to provide specific SOMAmers® in certain current and future products and a $0.3 million increase related to grant revenue arrangements.
Cost of revenue

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Cost of assay services revenue	$32,782	$21,857	$10,925	50%
Cost of product revenue	681	757	(76)	(10)%
Total cost of revenue	$33,463	$22,614	$10,849	48%
Total cost of revenue increased by $10.8 million, or 48%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Cost of assay services revenue increased by $10.9 million, or 50%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in cost of assay services revenue was primarily due to an increase in manufacturing costs as a result of volume increases.

Cost of product revenue decreased by $0.1 million, or 10%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a reduction in the volume of kits sold, partly offset by an increase in the cost of materials.
Research and development

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Research and development	$43,496	$30,749	$12,747	41%
Research and development increased by $12.7 million, or 41%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in research and development was primarily due to an $6.5 million non-recurring, non-cash stock-based compensation expense related to the sale of common stock and vested options by an employee to an economic interest holder in excess of fair value, a $4.5 million increase in professional services and supplies related to projects for reducing costs and content expansion, and a $1.7 million increase in wages and benefits due to increased headcount in our research and development team.
Selling, general, and administrative

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Selling, general and administrative	$77,971	$36,882	$41,089	111%
Selling, general, and administrative increased by $41.1 million, or 111%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in selling, general and administrative was primarily due to a $17.2 million increase in advisory and management services incurred in relation to public-readiness preparations and other transactions, a $10.9 million increase in wages and benefits due to increased headcount in our commercial team, a $5.5 million increase in stock-based compensation expense due to new option grants, Earn-Out Shares issued to Earn-Out Service Providers and option modifications, a $6.7 million increase in services incurred related to market research and marketing initiatives, and a $0.8 million increase in stock-based compensation expense for consulting services.
Other expense

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Other expense:
Interest income and other, net	$225	$230	$(5)	(2)%
Interest expense	(1,324)	(18,338)	17,014	(93)%
Change in fair value of warrant liabilities	(6,952)	—	(6,952)	100%
Change in fair value of earn-out liability	(1,869)	—	(1,869)	100%
Loss on extinguishment of debt, net	(4,323)	(551)	(3,772)	685%
Total other expense	$(14,243)	$(18,659)	$4,416	(24)%
Total other expense decreased by $4.4 million, or 24%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Interest income and other, net decreased by less than $0.1 million, or 2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to lower interest rates on investments, partly offset by an average higher cash equivalents and investment balances during the year ended December 31, 2021 compared to the year ended December 31, 2020.
Interest expense decreased by $17.0 million, or 93%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in interest expense was primarily due to a $12.3 million change in the fair value of the compound derivative liability for the year ended December 31, 2020. In April 2021, the Company repaid the Amended and Restated Credit Agreement in full and the fair value of the compound derivative liability was included in the net carrying amount of the debt used to determine the loss on extinguishment of debt. As a result, interest expense related to the Amended and Restated Credit Agreement was $4.6 million less during the year ended December 31, 2021 compared to the year ended December 31, 2020. Additionally, the Convertible Debt was converted into equity in July 2021, and as a result the interest expense related to the Convertible Debt was $0.1 million less during the year ended December 31, 2021 compared to the year ended December 31, 2020.
Change in fair value of warrant liabilities of $7.0 million for the year ended December 31, 2021 is due to an increase in the fair value of the warrant liabilities as of December 31, 2021 compared to the Closing Date of the Business Combination. The warrant liabilities were recorded as part of the Business Combination and therefore did not exist in the prior year.
Change in fair value of the earn-out liability of $1.9 million for the year ended December 31, 2021 is due to an increase in the fair value of the earn-out liability as of December 31, 2021 compared to the Closing Date of the Business Combination. The earn-out liability was recorded as part of the Business Combination and therefore did not exist in the prior year.
Loss on extinguishment of debt, net of $3.8 million for the year ended December 31, 2021 is due to a $5.2 million loss on extinguishment of debt as a result of the repayment of the Amended and Restated Credit Agreement in April 2021 and a $2.7 million loss on extinguishment of debt as a result of the conversion of the Convertible Debt in July 2021, offset by a $3.6 million gain on extinguishment of debt as of result of the forgiveness of the PPP loan in June 2021. Loss on extinguishment of debt, net of $0.6 million for the year ended December 31, 2020 is due to the partial prepayment of the Amended and Restated Credit Agreement in November 2020.
Non-GAAP Financial Measures
We present non-GAAP financial measures in order to assist readers of our consolidated financial statements in understanding the core operating results used by management to evaluate and run the business, as well as, for financial planning purposes. Our non-GAAP financial measure, Adjusted EBITDA, provides an additional tool for investors to use in comparing our financial performance over multiple periods.
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
Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss as determined in accordance with GAAP or as an indicator of our operating performance. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance. Our presentation of Adjusted EBITDA should not be construed as an inference that our results will be unaffected by those adjusted items. Our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate this measure in the same manner.
Adjusted EBITDA
We calculate Adjusted EBITDA as net loss adjusted to exclude interest expense, net, depreciation and amortization, and other non-recurring items. The other non-recurring items include the loss on extinguishment of debt, net, a one-time non-cash stock-based compensation expense, and change in the fair value of warrant liabilities and the earn-out liability.

The following table is a reconciliation of net loss in accordance with GAAP to non-GAAP adjusted EBITDA for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Net loss	$(87,547)	$(53,015)
Adjustments to reconcile to EBITDA:
Interest expense, net	1,099	18,108
Depreciation and amortization	2,569	2,823
EBITDA	(83,879)	(32,084)
Adjustments to reconcile to Adjusted EBITDA:
Loss on extinguishment debt, net (1)	4,323	551
One-time non-cash stock-based compensation (2)	6,461	—
Change in fair value of warrant liabilities (3)	6,952	—
Change in fair value of earn-out liability (4)	1,869	—
Adjusted EBITDA	$(64,274)	$(31,533)
(1) For the year ended December 31, 2021 represents the $5.2 million loss on extinguishment of debt as a result of the repayment of the Amended and Restated Credit Agreement in April 2021, the $2.7 million loss on extinguishment of debt as a result of the conversion of the Convertible Debt in July 2021, and offset by the $3.6 million gain on extinguishment of debt as a result of the forgiveness of the PPP loan in June 2021. For the year ended December 31, 2020, represents the $0.6 million loss on extinguishment of debt as a result of a partial prepayment of the Amended and Restated Credit Agreement in November 2020. See Note 10, Debt.
(2) Represents a one-time non-cash stock-based compensation expense of $6.5 million related to the sale of stock and vested options by an employee to an economic interest holder in excess of fair value. See Note 13, Stock-based Compensation, for more details on this secondary sale transaction.
(3) Represents fair value adjustments to warrant liabilities. See Note 5, Fair Value Measurements, for more details.
(4) Represents fair value adjustments to earn-out liability. See Note 5, Fair Value Measurements, for more details.
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
In April 2020, we received a loan in the aggregate amount of $3.5 million, pursuant to the Paycheck Protection Program, established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and administered by the United States Small Business Administration. Under the terms of the CARES Act, we applied for and received forgiveness on June 21, 2021 for the full amount borrowed under the PPP loan, including less than $0.1 million of accrued interest, which was recognized as a gain on extinguishment of debt during the year ended December 31, 2021.
On July 9, 2021, the holder of the Convertible Debt converted the Convertible Debt into 682,070 shares of Old SomaLogic Class B common stock. The 682,070 shares of Old SomaLogic Class B common stock that were issued for the conversion of the Convertible Debt are presented in the consolidated statements of stockholders’ equity as 571,642 shares of Common Stock as a result of the reverse recapitalization. As of December 31, 2021, no debt obligations are outstanding.
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
We also have entered into various non-cancelable operating lease agreements for administrative and laboratory facilities in Boulder, Colorado. In September 2020, we agreed to terminate a lease agreement for office space in Boulder, effective June 2021, as well as allowed another office space to expire in August 2021. We also terminated a laboratory lease in Oxford, United Kingdom and the lease term expired in December 2021. As of December 31, 2021, our total future minimum lease commitments were $5.5 million. In addition, in February 2022, we entered into two new lease agreements for buildings to be constructed in Louisville, Colorado. The terms of these leases will commence in 2023.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(36,972)	$(28,338)
Net cash used in investing activities	(185,431)	(9,535)
Net cash provided by financing activities	497,491	188,766
Effect of exchange rates on cash, cash equivalents and restricted cash	(14)	(9)
Net increase in cash, cash equivalents and restricted cash	$275,074	$150,884
Cash flows from operating activities
Cash used in operating activities for the year ended December 31, 2021 was $37.0 million, which was primarily attributable to a net loss of $87.5 million and was partially offset by non-cash stock-based compensation expense of $28.4 million, non-cash change in the fair value of the warrant liabilities of $7.0 million, non-cash change in the fair value of the earn-out liability of $1.9 million, loss on extinguishment of debt, net of $4.3 million, non-cash depreciation and amortization of $2.6 million, non-cash PIK interest expense of $0.2 million, non-cash provision for excess and obsolete inventory of $0.7 million, non-cash amortization of premium on available-for-sale securities, net, of $0.4 million, non-cash amortization of debt issuance costs, discounts and premiums of $0.3 million. The cash used in operating activities was also partially offset by a net increase in our operating assets and liabilities of $4.9 million.
Cash used in operating activities for the year ended December 31, 2020 was $28.3 million, which was primarily attributable to a net loss of $53.0 million and a net decrease in our operating assets and liabilities of $8.7 million, which were partially offset by non-cash stock-based compensation expense of $15.2 million, non-cash change in fair value of the compound derivative liability of $12.3 million, non-cash depreciation and amortization of $2.8 million, non-cash amortization of debt issuance costs, discounts, and premiums of $1.7 million. The net decrease in our operating assets and liabilities was primarily due to the $13.3 million increase in accounts receivable and a $1.2 million increase in deferred costs of services. These changes were offset by a $4.0 million increase in accounts payable, a $1.2 million increase in accrued and other liabilities, and a $0.3 million decrease in deferred revenue.
Cash flows from investing activities
Cash used in investing activities for the year ended December 31, 2021 was $185.4 million, consisting of $178.7 million for the purchase of available-for-sale securities, net of proceeds from sales and maturities of available-for-sale securities, and $6.7 million for the purchase of property and equipment.
Cash provided by investing activities for the year ended December 31, 2020 was $9.5 million, consisting of $8.4 million from sales and maturities of available-for-sale securities, net of amounts related to purchases of available-for-sale securities, offset by $1.1 million for the purchase of property and equipment.
Cash flows from financing activities
Cash provided by financing activities for the year ended December 31, 2021 was $497.5 million, consisting of the $357.2 million in net proceeds from the PIPE investment, $172.9 million in net proceeds from the Business Combination, and $3.9 million in proceeds from the exercise of options to purchase our common stock. The cash provided by financing activities was partially offset by the $36.5 million repayment of the Amended and Restated Credit Agreement.
Cash provided by financing activities for the year ended December 31, 2020 was $188.8 million, consisting of $5.0 million in proceeds related to the Simple Agreement for Future Equity (“SAFE”), $3.5 million in proceeds from the PPP loan, and $1.1 million in proceeds from the exercise of options to purchase our common stock.

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
While our significant accounting policies are described in more detail in Note 2, Significant Accounting Policies, in “Item 8. Financial Statements and Supplementary Data”, we believe that the following accounting policies are those most critical as they require difficult, subjective, and/or complex judgments and estimates used in the preparation of our consolidated financial statements.
Revenue recognition
We recognize revenue from sales to customers under ASC 606, Revenue from Contracts with Customers. ASC 606 provides a five-step model for recognizing revenue that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.
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
Inventory
Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs. The Company estimates the recoverability of inventory by referencing estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected usage, no longer meets quality specifications, or has a cost basis in excess of its estimated realizable value and records a charge to cost of revenue for such inventory as appropriate. In some cases, we have determined a certain portion of inventories to be in excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon judgment and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Direct and indirect manufacturing costs incurred during research and development activities are expensed to research and development as consumed. Judgment is required in determining the value of inventory that is not expected to be used in our assay services within 12 months of the current reporting period and is recorded as non-current inventory on the consolidated balance sheets.
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
Warrant Liabilities
We classify the warrants as liabilities on the consolidated balance sheets as these instruments are precluded from being indexed to our own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815, Derivatives and Hedging (“ASC 815”). Since the warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities at fair value on the date of the Business Combination, with subsequent changes in their respective fair values recognized within change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss at each reporting date.
Earn-Out Liability
As a result of the Business Combination, the Company recognized Earn-Out Shares contingently issuable to former stockholders of Old SomaLogic as a liability in accordance with ASC 815. The liability was included as part of the consideration transferred in the Business Combination and was recorded at fair value. The earn-out liability is remeasured at the end of each reporting period, with the corresponding change in fair value recognized within change in fair value of earn-out liability in the consolidated statements of operations and comprehensive loss at each reporting date.
Recently Issued Accounting Pronouncements
Please refer to Note 2, Significant Accounting Policies - Recent Accounting Pronouncements, in “Item 8. Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements and their anticipated effect on our business.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SomaLogic, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SomaLogic, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Denver, Colorado
March 29, 2022

SomaLogic, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$439,488	$164,944
Investments	218,218	39,954
Accounts receivable, net	17,074	17,449
Inventory	11,213	7,020
Deferred costs of services	462	1,450
Prepaid expenses and other current assets	5,097	1,158
Total current assets	691,552	231,975
Non-current inventory	4,085	6,024
Property and equipment, net	9,557	3,913
Other long-term assets	908	378
Total assets	$706,102	$242,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,089	$7,064
Accrued liabilities	11,109	6,310
Deferred revenue	3,021	1,762
Deferred rent	66	238
Current portion of long-term debt	—	2,423
Total current liabilities	29,285	17,797
Warrant liabilities	35,181	—
Earn-out liability	26,885	—
Deferred revenue, net of current portion	2,364	3,415
Convertible debt	—	1,926
Long-term debt	—	32,326
Other long-term liabilities	363	909
Total liabilities	94,078	56,373
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 181,552,241 and 114,266,515 shares issued and outstanding at December 31, 2021 and 2020, respectively	18	11
Additional paid-in capital	1,110,991	597,274
Accumulated other comprehensive loss	(72)	(2)
Accumulated deficit	(498,913)	(411,366)
Total stockholders’ equity	612,024	185,917
Total liabilities and stockholders’ equity	$706,102	$242,290
The accompanying notes are an integral part of these consolidated financial statements.

SomaLogic, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue
Assay services revenue	$68,038	$45,827
Product revenue	1,277	1,907
Collaboration revenue	3,051	2,483
Other revenue	9,260	5,672
Total revenue	81,626	55,889
Operating expenses
Cost of assay services revenue	32,782	21,857
Cost of product revenue	681	757
Research and development	43,496	30,749
Selling, general and administrative	77,971	36,882
Total operating expenses	154,930	90,245
Loss from operations	(73,304)	(34,356)
Other (expense) income
Interest income and other, net	225	230
Interest expense	(1,324)	(18,338)
Change in fair value of warrant liabilities	(6,952)	—
Change in fair value of earn-out liability	(1,869)	—
Loss on extinguishment of debt, net	(4,323)	(551)
Total other expense	(14,243)	(18,659)
Net loss	$(87,547)	$(53,015)

Other comprehensive loss
Net unrealized loss on available-for-sale securities	$(68)	$(25)
Foreign currency translation loss	(2)	(4)
Total other comprehensive loss	(70)	(29)
Comprehensive loss	$(87,617)	$(53,044)

Net loss per share, basic and diluted	$(0.64)	$(0.81)
Weighted-average shares used to compute net loss per share, basic and diluted	137,157,283	65,161,358
The accompanying notes are an integral part of these consolidated financial statements.

SomaLogic, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	72,657,092	$727	(112,645)	$(347)	$378,364	$27	$(358,351)	$20,420
Retrospective application of recapitalization	(11,857,590)	(721)	112,645	347	374	—	—	—
Adjusted Balance at December 31, 2019	60,799,502	6	—	—	378,738	27	(358,351)	20,420
Issuance of Series A Convertible preferred stock, net of issuance costs of $11,359	52,776,787	5	—	—	202,111	—	—	202,116
Issuance of Common Stock upon exercise of options	616,955	—	—	—	1,110	—	—	1,110
Issuance of Common Stock for services	73,752	—	—	—	227	—	—	227
Stock-based compensation	—	—	—	—	14,945	—	—	14,945
Surrender of shares in cashless exercise	(481)	—	—	—	(5)	—	—	(5)
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(25)	—	(25)
Foreign currency translation loss	—	—	—	—	—	(4)	—	(4)
Other	—	—	—	—	148	—	—	148
Net loss	—	—	—	—	—	—	(53,015)	(53,015)
Balance at December 31, 2020	114,266,515	$11	—	$—	$597,274	$(2)	$(411,366)	$185,917
Issuance of Common Stock upon exercise of options	1,311,326	—	—	—	4,001	—	—	4,001
Issuance of Common Stock for services	228,199	—	—	—	1,337	—	—	1,337
Issuance of Common Stock upon conversion of convertible debt	571,642	—	—	—	4,631	—	—	4,631
Stock-based compensation	—	—	—	—	27,042	—	—	27,042
Surrender of shares in cashless exercise	(15,189)	—	—	—	(56)	—	—	(56)
Issuance of Common Stock upon Business Combination, net of transaction costs of $31,511	28,689,748	3	—	—	119,568	—	—	119,571
Issuance of Common Stock upon PIPE Investment, net of transaction costs of $7,802	36,500,000	4	—	—	357,194	—	—	357,198
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(68)	—	(68)
Foreign currency translation loss	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(87,547)	(87,547)
Balance at December 31, 2021	181,552,241	$18	—	$—	$1,110,991	$(72)	$(498,913)	$612,024
The accompanying notes are an integral part of these consolidated financial statements.

SomaLogic, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(87,547)	$(53,015)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	28,415	15,172
Depreciation and amortization	2,569	2,823
Amortization of debt issuance costs, discounts and premiums	258	1,670
Change in fair value of compound derivative liability	7	12,327
Change in fair value of warrant liabilities	6,952	—
Change in fair value of earn-out liability	1,869	—
Amortization of premium (accretion of discount) on available-for-sale securities, net	380	(55)
Provision for excess and obsolete inventory	703	102
(Recovery) provision for doubtful accounts	(8)	60
Loss on extinguishment of debt, net	4,323	551
Loss on disposal of equipment	—	98
Paid-in-kind interest	165	587
Other	12	9
Changes in operating assets and liabilities:
Accounts receivable	383	(13,306)
Inventory	(2,957)	483
Deferred costs of services	988	(1,194)
Prepaid expenses and other current assets	(3,909)	165
Other long-term assets	—	211
Accounts payable	6,460	4,025
Deferred revenue	208	(292)
Accrued and other liabilities	4,509	1,241
Payment of paid-in-kind interest on extinguishment of debt	(752)	—
Net cash used in operating activities	(36,972)	(28,338)
Investing activities
Proceeds from sale of property and equipment	10	51
Purchase of property and equipment	(6,729)	(1,157)
Purchase of available-for-sale securities	(279,918)	(45,702)
Proceeds from sales and maturities of available-for-sale securities	101,206	37,273
Net cash used in investing activities	(185,431)	(9,535)
Financing activities
Repayment of long-term debt	(36,512)	—
Proceeds from PIPE Investment, net of transaction costs	357,198	—
Proceeds from Business Combination, net of transaction costs	172,858	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	179,141
Proceeds from Paycheck Protection Program loan	—	3,520
Proceeds from SAFE agreement	—	5,000
Proceeds from exercise of stock options	3,947	1,105
Net cash provided by financing activities	497,491	188,766
Effect of exchange rates on cash, cash equivalents and restricted cash	(14)	(9)
Net increase in cash, cash equivalents and restricted cash	275,074	150,884
Cash, cash equivalents and restricted cash at beginning of period	165,194	14,310
Cash, cash equivalents and restricted cash at end of period	$440,268	$165,194

SomaLogic, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$1,627	$3,730
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$1,492	$19
Surrender of shares in cashless exercise	56	6
Amendment fee related to extinguishment of debt financed through additional principal	—	2,500
Redeemable convertible preferred stock issued for debt prepayment penalty in connection with debt modification	—	2,500
Redeemable convertible preferred stock issued for prepayment of principal penalty in connection with debt modification	—	10,000
Redeemable convertible preferred stock issued for debt issuance costs in connection with debt modification	—	5,475
Redeemable convertible preferred stock issued for conversion of SAFE agreement	—	5,000
Redeemable convertible preferred stock issued for issuance costs	—	1,500
Redeemable convertible preferred stock issuance costs included in accounts payable	—	2,501
Issuance of Common Stock for services	1,334	227
Forgiveness of Paycheck Protection Program loan and accrued interest	3,561	—
Issuance of Common Stock for conversion of convertible debt	4,631	—

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$439,488	$164,944
Restricted cash included in other long-term assets	780	250
Total cash, cash equivalents and restricted cash at end of period	$440,268	$165,194
The accompanying notes are an integral part of these consolidated financial statements.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Note 1 — Description of Business
Organization and Operations
SomaLogic Operating Co., Inc. (formerly SomaLogic, Inc., and herein “SomaLogic Operating") was incorporated in the state of Delaware on October 13, 1999 and is headquartered in Boulder, Colorado. SomaLogic Operating is a protein biomarker discovery and clinical diagnostics company that develops slow off-rate modified aptamers (“SOMAmers®”), which are modified nucleic acid-based protein binding reagents that are specific for their cognate protein, and offer proprietary SomaScan® services, which provide multiplex protein detection and quantification of protein levels in complex biological samples. The SOMAmers®/SomaScan® technology enables researchers to analyze various types of biological samples for protein biomarker signatures, which can be utilized in drug discovery and development. Biomarker discoveries from SomaScan® can lead to diagnostic applications in various areas of diseases including cardiovascular and metabolic disease, nonalcoholic steatohepatitis, and wellness, among others.
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
Unless the context otherwise requires, the terms “we”, “us”, “our”, “SomaLogic" and “the Company" refer to Old SomaLogic, SomaLogic, Inc., or the combined company and its subsidiaries following the Business Combination. See Note 2, Summary of Significant Accounting Policies—Presentation of Amounts After the Business Combination, and Note 3, Business Combination, for more details of the Business Combination and the presentation of historical amounts and balances after the Business Combination. The Company's Common Stock and warrants to purchase Common Stock are listed on the Nasdaq under the ticker symbols “SLGC” and "SLGCW", respectively.
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
Our suppliers have been impacted by the COVID-19 pandemic, and we have experienced supply delays for certain equipment, instrumentation and other supplies that we use for our services and products
Despite the economic challenges due to the COVID-19 pandemic, we ended fiscal year 2020 with revenue growth of 74% year over year and we ended fiscal year 2021 with revenue growth of 46% compared to fiscal year 2020. We also benefited from our cost savings actions which included reduction in travel and non-essential spending.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements and accompanying notes include the accounts of SomaLogic and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying

SomaLogic, Inc.
Notes to Consolidated Financial Statements

consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for financial information. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).
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
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Correction of Error in Previously Reported 2021 Interim Consolidated Financial Statements
In connection with our year-end financial close process and related preparation of our 2021 Annual Report on Form 10-K, a misstatement of net loss per share was identified in our previously filed 2021 unaudited interim consolidated financial statements for the quarter and year-to date periods ended September 30, 2021 related to the calculation of the weighted average shares outstanding used as the denominator to calculate net loss per share in the condensed consolidated statements of operations and comprehensive loss. The weighted average shares outstanding was inconsistent with the presentation of outstanding common stock in the consolidated balance sheets and statements of stockholders’ equity, which reflected the recapitalization of common stock based on the Exchange Ratio retrospectively to the earliest period presented. For further information, see Note 19, Correction of Error in Previously Reported 2021 Interim Financial Statements (Unaudited).
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
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as

SomaLogic, Inc.
Notes to Consolidated Financial Statements

a percentage of total revenues and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2021	2020	2021	2020
Customer A	10%	26%	21%	30%
Customer B	*	11%	13%	26%
Customer C	20%	25%	10%	*
Customer D	26%	16%	*	*
*less than 10%
International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. The risks of international sales are mitigated in part by the fact that contracts are in U.S. dollars. Customers outside the United States collectively represent 31% and 35% of the Company’s revenues for the years ended December 31, 2021 and 2020, respectively. Customers outside of the United States collectively represented 18% and 23% of the Company’s gross accounts receivable balance as of December 31, 2021 and 2020, respectively.
Certain components included in our products require customization and are obtained from a single source or a limited number of suppliers.
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiary is the British pound sterling. In preparing its consolidated financial statements, the Company is required to translate the financial statements of this subsidiary from British pounds sterling to U.S. dollars. Accordingly, the assets and liabilities of the Company’s subsidiary are translated into U.S. dollars at current exchange rates and the results of operations are translated at the average exchange rates for the period. Since the Company’s functional currency is deemed to be the local currency, any gain or loss associated with the translation of its consolidated financial statements is included in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Net foreign currency transaction gains (losses) were not significant for the years ended December 31, 2021 and 2020.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits and short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents consist primarily of amounts invested in money market funds and commercial paper and are stated at fair value.
Restricted Cash
Restricted cash represents cash on deposit with a financial institution as security for a letter of credit outstanding for the benefit of the landlord related to an operating lease for one of the Company’s laboratory facilities. The restricted cash is classified as a long-term asset on the consolidated balance sheets based on the term of the underlying lease.
Investments
The Company has designated all investments, which consist of U.S. Treasury securities, asset-backed securities, commercial paper, and corporate bonds, as available-for-sale securities. Available-for-sale securities are reported at fair value on the consolidated balance sheets, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive (loss) income. Realized gains and losses, amortization of premiums and discounts, and interest and dividends earned on available-for-sale securities are included in interest income and other in the consolidated statements of operations and comprehensive loss. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. The Company determines the appropriate classification of its debt securities at the time of purchase based on their maturities and re-evaluates such classification at each balance sheet date.
A decline in the fair value of a security below its cost that is deemed to be other-than-temporary is recorded as interest income and other, net and results in the establishment of a new basis for the security. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in earnings performance, credit rating, asset quality or business prospects of the issuer; adverse changes in the general market conditions in which the issuer operates; the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.
Fair Value Measurements

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in the principal or most advantageous market for that asset or liability to be transferred in an orderly transaction between market participants on the measurement date. ASC 820, Fair Value Measurements, establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:
•Level 1 — Quoted prices in active markets for identical assets or liabilities;
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A financial instrument categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments consist of Level 1, Level 2, and Level 3 assets and liabilities. The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short-term maturities.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the amount management expects to collect from customers based on their outstanding invoices. We review accounts receivable regularly to determine if any receivable may not be collectible. Management estimates the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value by analyzing the status of significant past due receivables and current and historical bad debt trends. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and ceases collection efforts. We did not write off any material accounts receivable balances during the years ended December 31, 2021 and 2020.
Accounts receivable consisted of the following:

	December 31,
(in thousands)	2021	2020
Accounts receivable	$17,146	$17,529
Less: allowance for doubtful accounts	(72)	(80)
Accounts receivable, net	$17,074	$17,449
Inventory
Inventory is stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs. The Company estimates the recoverability of inventory by referencing estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected usage, no longer meets quality specifications, or has a cost basis in excess of its estimated net realizable value and records a charge to cost of revenue for such inventory as appropriate. The value of inventory that is not expected to be used within 12 months of the balance sheet date is classified as non-current inventory in the accompanying consolidated balance sheets.
Deferred Costs of Services
Deferred costs of services relate to costs incurred to run customer samples through the SomaScan® assay. These costs are deferred until the final report is provided to the customer and the related revenue is recognized.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and amortization. Additions and improvements that extend the lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation for property and equipment is recorded on a straight-line basis over the estimated useful lives of the assets, which we estimate to be: lab equipment, 1 to 5 years; computer equipment, 3 years; furniture and fixtures, 4 years; and software, the shorter of 5 years or its useful life. Leasehold improvements are amortized over the shorter of the life of the lease term or the estimated useful life of the assets.
The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. When the software is ready for its intended use, the

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Company amortizes these costs using the straight-line method over the estimated useful life of the asset. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred.
Costs for capital assets not yet placed into service are capitalized as construction in progress and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations.
Impairment of Long-Lived Assets
The Company evaluates a long-lived asset (or asset group) for impairment whenever events or changes in circumstances indicate that the carrying value of the asset (or asset group) may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the asset is expected to generate are less than the carrying value of the asset, an impairment loss is recorded to write down the asset to its estimated fair value based on a discounted cash flow approach. There were no impairment losses recorded for the years ended December 31, 2021 and 2020.
Leases
Leases are reviewed and classified as capital or operating at their inception in accordance with ASC 840, Leases. The Company enters into lease agreements for its administrative and laboratory facilities, which are classified as operating leases. The Company records rent expense on a straight-line basis over the term of the lease, which includes the lease extension periods, if appropriate. The difference between rent payments and straight-line rent expense is recorded as deferred rent in current or other long-term liabilities, as appropriate. Lease agreements may include tenant improvement allowances from landlords. The Company recognizes these allowances as leasehold incentive obligations in deferred rent and amortizes them on a straight-line basis over the lease term as a reduction to rent expense. Leasehold improvements are capitalized and included in property and equipment on the consolidated balance sheets.
Warrant Liabilities
During February 2021, in connection with CMLS II’s initial public offering, CMLS II issued 5,519,991 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, with the consummation of the CMLS II initial public offering, CMLS II issued 5,013,333 warrants through a private placement (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to purchase shares of Common Stock at $11.50 per share. All of the Warrants were outstanding as of December 31, 2021.
We classify the Warrants as liabilities on our consolidated balance sheets as these instruments are precluded from being indexed to our own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815, Derivatives and Hedging (“ASC 815”). Since the Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities at fair value on the date of the Business Combination, with subsequent changes in their respective fair values recognized within change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss at each reporting date. See Note 11, Stockholders' Equity, for more information on the Warrants.
Earn-Out Liability
As a result of the Business Combination, the Company recognized Earn-Out Shares (defined below) contingently issuable to former stockholders of Old SomaLogic as a liability in accordance with ASC 815. The liability was included as part of the consideration transferred in the Business Combination and was recorded at fair value. The earn-out liability is remeasured at the end of each reporting period, with subsequent changes in fair value recognized within change in fair value of earn-out liability in the consolidated statements of operations and comprehensive loss. See Note 3, Business Combination, for more information on the Earn-Out Shares and liability.
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

SomaLogic, Inc.
Notes to Consolidated Financial Statements

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
The Company determined that the SAA met the criteria set forth in ASC 808, Collaborative Arrangements, (“ASC 808”) because both parties were active participants and were exposed to significant risks and rewards dependent on commercial failure or success. The Company recorded the upfront payment as deferred revenue to be recognized over the period of performance of 15 years. The revenue was recorded in collaboration revenue in the consolidated statements of operations and comprehensive loss.
In March 2020, NEC and the Company mutually terminated the SAA and concurrently the Company and NEC Solution Innovators, Ltd. (“NES”), a wholly owned subsidiary of NEC, entered into a new arrangement, the JDCA, to develop and commercialize SomaScan® services in Japan, as described in the section entitled “Collaboration Agreements” above. NES agreed to make annual payments of $2 million for five years, for a total of $10.0 million, in exchange for research and development activities, as described below. The Company determined the JDCA should be accounted for as a modification of the SAA. Therefore, the remaining SAA deferred revenue balance as of the date of the modification was included as consideration under the JDCA resulting in total consideration of $15.3 million for research and development activities. We determined that this arrangement also meets the criteria set forth in ASC 808. The JDCA contains three separate performance obligations: (i) research and development activities, (ii) assay services, and (iii) a 10-year exclusive license of the Company’s intellectual property.
(i) Research and Development Activities
The Company determined that NES is not a customer with respect to the research and development activities associated with the collaboration arrangement under ASC 808. The Company’s efforts related to the research and development activities are incurred consistently throughout the performance period. As a result, the Company recognizes revenue from these activities over time on a straight-line basis and records revenue in collaboration revenue in the consolidated statements of operations and comprehensive loss.
(ii) Assay Services
The Company determined that NES is a customer for the assay services performance obligation, which should be accounted for using the criteria under ASC 606. The Company receives a fixed fee (standalone selling price) per sample in

SomaLogic, Inc.
Notes to Consolidated Financial Statements

exchange for assaying samples, which is a service performed for other customers in the ordinary course of business. This performance obligation is recognized at a point in time when the assay data report is delivered to the customer and recorded in assay services revenue in the consolidated statements of operations and comprehensive loss.
(iii) License of Intellectual Property
The Company determined that NES is a customer for the license performance obligation, which should be accounted for using the criteria under ASC 606. The Company receives royalties based on NES’ net sales and determined the allocation of royalties solely to this performance obligation is consistent with the objectives in ASC 606. This performance obligation was satisfied at the beginning of the license term. Subject to the sales and usage-based royalty exception, revenue is recognized in the period in which the subsequent sale or usage has occurred. Royalties are recorded in other revenue in the consolidated statements of operations and comprehensive loss.
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
In June 2008, the Company and New England Biolabs, Inc. (“NEB”) entered into an exclusive licensing agreement, whereby the Company provides a license to use certain proprietary information and know-how relating to its aptamer technology to make and use commercial products. In exchange, the Company receives royalties from NEB for these products. The Company recognized royalties of approximately $8.5 million and $5.3 million for the years ended December 31, 2021 and 2020, respectively.
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
Cost of Product Revenue
Cost of product revenue consists primarily of raw materials and production costs, salaries and other personnel costs, overhead and other direct costs related to product revenue. Cost of product revenue is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product revenue in the consolidated statements of operations and comprehensive loss. Cost of product revenue also includes royalty fees that the Company owes to third parties related to the sale of products.
Research and Development
Research and development expenses, consisting primarily of salaries and benefits, laboratory supplies, clinical study costs, consulting fees and related costs, are expensed as incurred.
Selling, General and Administrative
Selling expenses consist primarily of personnel and marketing related costs and are expensed as the related costs are incurred. Advertising costs totaled approximately $0.7 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

General and administrative expenses consist primarily of personnel costs for the Company’s finance, human resources, business development and general management, as well as professional services, such as legal and accounting services. General and administrative expenses are expensed as incurred.
Income Taxes
The provision for income taxes is included in interest income and other, net in the consolidated statements of operations and comprehensive loss.
Deferred income tax assets and liabilities are recognized for tax consequences in future years attributable to differences between the tax bases of assets and liabilities and their respective financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which these temporary differences are expected to reverse. The Company evaluates the need to establish or release a valuation allowance based upon expected levels of taxable income, future reversals of existing temporary differences, tax planning strategies, and recent financial operations. Valuation allowances are established to reduce deferred tax assets to the amount expected to be more likely than not realized in the future.
The effect of income tax positions is recognized only when it is more likely than not to be sustained. Interest and penalties associated with uncertain tax positions are recorded in interest income and other, net in the consolidated statements of operations and comprehensive loss.
We made an accounting policy election to treat the tax effects of the global intangible low-taxed income as a component of interest income and other, net in the period incurred.
Stock-Based Compensation
The Company incurs stock-based compensation expense related to its stock options, and we recognize stock-based employee compensation, net of an estimated forfeiture rate, over the employee’s requisite service period, which is generally the vesting period, on a straight-line basis.
The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options granted. The fair value of each option is estimated on the date of grant.
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
Fair Value of Common Stock
The grant date fair value of the shares of common stock underlying stock options had historically been determined by the Company’s Board of Directors with assistance of third-party valuation specialists prior to the Business Combination. Because there was no public market for the Company’s common stock, the Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors, combined with management’s judgments, to determine the best estimate of the fair value, which include financial condition and actual operating results; the progress of the Company’s research and development efforts; its stage of development; business strategy; the rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of the Company’s common stock; the prices at which the Company sold shares of its redeemable convertible preferred stock; equity market conditions of comparable public companies; general U.S. market conditions; and the lack of marketability of our common stock. Following the Business Combination, the grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders’ equity but excluded from net loss. Our other comprehensive loss consists of foreign currency translation adjustments and net unrealized gain or losses on investments in available-for-sale securities.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock issued and outstanding during the period. Diluted net loss per share is similarly computed, except that the denominator includes the effect of contingently issuable shares, warrants, and stock options, using the treasury stock method, if including such potential shares of common stock is dilutive.
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
Recent Accounting Pronouncements
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies so long as we remain an emerging growth company.
Accounting Standards Not Yet Adopted
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which extended the effective date of ASU 2016-02 for non-public business entities. The amended standard is effective for the Company on January 1, 2022.
The Company will adopt ASU 2016-02, as amended, using a modified retrospective approach as permitted under ASU 2018-11, which allows the Company to apply the legacy lease guidance and disclosure requirements in the comparative periods presented prior to the year of adoption. No cumulative-effect adjustment to retained earnings is expected to be recognized upon adoption of ASU 2016-02.
As part of the adoption, the Company will elect the short-term lease recognition policy election for all leases with a term of 12 months or less, and as such, no right-of-use assets or lease liabilities will be recorded on the balance sheet for these leases. The Company also expects to elect the following practical expedients:

•the package of transition practical expedients, permitting the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs; and
•the practical expedient to not separate lease and non-lease components.
We are finalizing our implementation of ASU 2016-02, but expect the adoption will result in increases to long-term assets, current liabilities and long-term liabilities on its consolidated balance sheets, related to the recognition of right-of-use assets and lease liabilities, and will require additional disclosures of key information related to its leases in the footnotes to the consolidated financial statements. As part of our implementation procedures, we have identified long-term leases for certain asset classes, including corporate office space. As of December 31, 2021, the Company’s undiscounted obligations for operating leases in the Company’s future minimum lease table totaled approximately $5.5 million (see Note 9, Commitments and Contingencies, for additional information).
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740 as part of an overall simplification initiative. ASU 2019-12 is effective for the Company on January 1, 2022. The Company is currently evaluating the impact this standard, however, the Company does not believe the adoption of ASU 2019-12 will have a material impact on its consolidated financial statements and related disclosures.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Financial Instruments — Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” (CECL) model that requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which extends the effective date of ASU 2016-13 for non-public business entities. ASU 2016-13, as amended, is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements and related disclosures.
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
Earn-Out Shares
The Merger Agreement also provides additional shares of Common Stock to Old SomaLogic shareholders and to certain employees and directors of SomaLogic (“Earn-Out Service Providers”) of up to 3,500,125 and 1,499,875, respectively (the “Earn-Out Shares”). The Earn-Out Shares are payable if the price of our Common Stock is greater than or equal to $20.00 for a period of at least 20 out of 30 consecutive trading days at any time between the 13- and 24-month anniversary of the Closing Date (the “Triggering Event”). Any Earn-Out Shares issuable to an Earn-Out Service Provider shall be issued only if such individual continues to provide services (whether as an employee or director) through the date of occurrence of the corresponding Triggering Event (or a change in control acceleration event, if applicable) that causes such Earn-Out Shares to become issuable (refer to Note 13, Stock-based Compensation). Any Earn-Out Shares that are forfeited pursuant to the preceding sentence shall be reallocated to the Old SomaLogic stockholders in accordance with their respective pro rata Earn-Out Shares. As of December 31, 2021, the contingency has not been met and, accordingly, no shares of Common Stock have been issued.
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

SomaLogic, Inc.
Notes to Consolidated Financial Statements

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
Summary of Net Proceeds
On the Closing Date, SomaLogic received gross proceeds of $619.4 million, consisting of $365.0 million from the PIPE Investors and $254.4 million from CMLS II. The gross proceeds were reduced by $50 million of cash payments made to Old SomaLogic stockholders (based on certain Old SomaLogic stockholders’ election to receive cash instead of equity consideration) and $39.3 million of direct transaction costs incurred by the Company. These direct transaction costs were included in additional paid-in capital and reflected as an offset against the proceeds.
Note 4 — Revenue
The following table provides information about disaggregated revenue by product line:

	Year Ended December 31,
(in thousands)	2021	2020
Assay services revenue	$68,038	$45,827
Product revenue	1,277	1,907
Collaboration revenue	3,051	2,483
Other revenue:
Royalties	8,515	5,261
Other	745	411
Total other revenue	9,260	5,672
Total revenue	$81,626	$55,889
Contract Balances and Remaining Performance Obligations
Contract liabilities represent the Company’s obligation to transfer goods or services to customers from which we have received consideration. Deferred revenue is classified as current if the Company expects to be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. Deferred revenue is recognized as or when the Company satisfies its performance obligations under the contract.
A summary of the change in contract liabilities is as follows:

	December 31,
(in thousands)	2021	2020
Balance at beginning of period	$5,177	$5,469
Recognition of revenue included in balance at beginning of period	(1,762)	(1,003)
Revenue deferred during the period, net of revenue recognized	1,970	711
Balance at end of period	$5,385	$5,177
At December 31, 2021 and 2020, deferred revenue of $5.4 million and $5.2 million, respectively, was comprised of balances related to our collaboration revenue, assay services, and other revenue. At December 31, 2021 and 2020, the portion of deferred revenue related to collaboration revenue was $3.9 million and $5.0 million, respectively, which is recognized on a straight-line basis over the performance period. As of December 31, 2021, the estimated remaining

SomaLogic, Inc.
Notes to Consolidated Financial Statements

performance period related to the deferred collaboration revenue is approximately 3.3 years. At December 31, 2021 and 2020, the portion of deferred revenue related to assay services and other revenue was $1.5 million and $0.2 million, respectively. As of December 31, 2021, the deferred revenue related to assay services and other revenue will be recognized within 12 months.

Note 5 — Fair Value Measurements
Assets measured at fair value on a recurring basis
The following tables set forth our financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements:

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$114,533	$—	$—	$114,533	Level 1
Money market funds	324,955	—	—	324,955	Level 1
Total cash and cash equivalents	439,488	—	—	439,488
Investments:
Commercial paper	177,852	16	(57)	177,811	Level 2
U.S. Treasuries	12,021	—	(9)	12,012	Level 2
Asset-backed securities	12,084	—	(8)	12,076	Level 2
Corporate bonds	16,332	—	(13)	16,319	Level 2
Total investments	218,289	16	(87)	218,218
Total assets measured at fair value on a recurring basis	$657,777	$16	$(87)	$657,706

As of December 31, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$138,977	$—	$—	$138,977	Level 1
Money market funds	23,568	—	—	23,568	Level 1
Commercial paper	2,399	—	—	2,399	Level 2
Total cash and cash equivalents	164,944	—	—	164,944
Investments:
Commercial paper	33,863	2	(2)	33,863	Level 2
Corporate bonds	6,093	—	(2)	6,091	Level 2
Total investments	39,956	2	(4)	39,954
Total assets measured at fair value on a recurring basis	$204,900	$2	$(4)	$204,898
All of the U.S. Treasury securities, asset-backed debt securities, commercial paper, corporate bonds, and international government securities that are designated as available-for-sale securities have an effective maturity date that is less than one year from the respective balance sheet date, and accordingly, have been classified as current in the consolidated balance sheets.
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
As all of our available-for-sale securities have been held for less than a year as of both December 31, 2021 and 2020, no security has been in an unrealized loss position for 12 months or greater. We evaluated our securities for other-than temporary impairment and considered the decline in market value for the securities to be primarily attributed to current economic and market conditions. It is not more likely than not that we will be required to sell the securities, and we do not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, the available-for-sale securities were not considered to be other-than-temporarily impaired as of December 31, 2021 and 2020.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Liabilities measured at fair value on a recurring basis
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	December 31, 2021	December 31, 2020	Fair Value Level
Liabilities:
Warrant liability - Public Warrants	$18,437	$—	Level 1
Warrant liability - Private Placement Warrants	16,744	—	Level 2
Earn-out liability	26,885	—	Level 3
Compound derivative liability	—	425	Level 3
Total liabilities measured at fair value on a recurring basis	$62,066	$425
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
The significant unobservable inputs used in the Monte Carlo simulation to measure the Earn-Out Shares that are categorized within Level 3 of the fair value hierarchy as of December 31, 2021 are as follows:

December 31, 2021
Stock price on valuation date	$11.64
Volatility	85.60%
Risk-free rate	0.34%
Dividend yield	—%
The change in the fair value of the earn-out liability for the year ended December 31, 2021 is summarized as follows:

(in thousands)	Fair Value
Fair value of earn-out liability at Closing	$25,016
Change in fair value of earn-out liability	1,869
Balance as of December 31, 2021	$26,885
Compound derivative liability
The fair value of the compound derivative liability was approximately $0.4 million as of December 31, 2020 and is recorded in other long-term liabilities on the consolidated balance sheets. The compound derivative liability was measured at December 31, 2020 using a probability-weighted method with unobservable inputs, which are classified as Level 3 within the fair value hierarchy. The primary inputs for the probability-weighted valuation include the Company’s credit spread, applicable market discount rates, estimated recovery rates and U.S. Treasury rates. The credit spread assumption was approximately 8% and the recovery rate was approximately 69% as of December 31, 2020.
Due to deteriorating economic conditions and delays in fundraising efforts during the COVID-19 pandemic in the second quarter of 2020, we restructured the Amended and Restated Credit Agreement on June 29, 2020 (see Note 10, Debt). We recorded an increase in the fair value of the compound derivative of $4.8 million immediately prior to the restructuring, which was recorded as interest expense in the accompanying consolidated statements of operations and comprehensive loss. The amendment fee of $2.5 million and the present value of the additional interest of approximately $1.4 million were settled against the compound derivative liability.
On April 9, 2021, the Company repaid the Amended and Restated Credit Agreement in full and the fair value of the compound derivative liability was included in the net carrying amount of the debt used to determine the loss on extinguishment of debt. See Note 10, Debt, for more information.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Convertible debt
The fair value of the Convertible Debt was $2.3 million as of December 31, 2020, which was a Level 3 measurement based on the conversion value of the instrument. See Note 10, Debt, for more information.
Note 6 — Inventory
Inventory was comprised of the following:

	December 31,
(in thousands)	2021	2020
Raw materials	$15,205	$12,883
Finished goods	93	161
Total inventory	$15,298	$13,044
Inventory (current)	$11,213	$7,020
Non-current inventory	$4,085	$6,024
Note 7 — Property and Equipment
Property and equipment was comprised of the following:

	December 31,
(in thousands)	2021	2020
Lab equipment	$10,504	$9,865
Computer equipment	1,416	1,402
Furniture and fixtures	951	947
Software	4,866	2,657
Leasehold improvements	2,275	3,539
Construction in progress	4,789	81
Total property and equipment, at cost	24,801	18,491
Less: Accumulated depreciation and amortization	(15,244)	(14,578)
Property and equipment, net	$9,557	$3,913
Depreciation expense was $1.8 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively. Amortization expense related to internal use software was $0.8 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively. The unamortized internal use software costs as of December 31, 2021 and 2020 was $2.4 million and $1.0 million, respectively.
Note 8 — Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Accrued compensation	$9,832	$5,378
Accrued charitable contributions	400	400
Accrued medical claims	398	307
Other	479	225
Total accrued liabilities	$11,109	$6,310
Note 9 — Commitments and Contingencies
Operating Leases
We have entered into various non-cancelable operating lease agreements for our current headquarters and laboratory facilities in Boulder, Colorado. In August 2015, the Company entered into a lease agreement for the Company’s corporate headquarters with a lease term that expires in June 2023; however, in September 2020, we agreed to terminate the lease effective June 2021. As a result, we paid a termination penalty of $0.3 million, which was recorded in selling, general and administrative expenses during the year ended December 31, 2020. A second lease, originally entered into in January 2017, expired in August 2021. This lease expired with no termination penalties.

SomaLogic, Inc.
Notes to Consolidated Financial Statements
In August 2020, we announced the closure of our Oxford, United Kingdom laboratory. The related laboratory lease term expired in December 2021.
We also have operating leases for our research and development lab facility and operations lab facility in Boulder, Colorado. During the year ended December 31, 2021, we extended the lease term on both leases until February 2026 and December 2023, respectively. The laboratory leases include escalating rent payments and options to renew the leases. We have deposits of $0.8 million and $0.3 million classified as restricted cash and included in other long-term assets as of December 31, 2021 and 2020, respectively. The deposits are restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of one of the Company’s facilities. In December 2021, we entered into a lease for administrative offices which will expire on December 31, 2023.
On February 10, 2022, the Company entered into two separate lease agreements to lease two buildings pending construction. Both leases will expire on November 30, 2033, unless extended by the parties or earlier terminated in accordance with the terms of the lease. The Company's obligation to pay rent for each building will begin approximately six months following the applicable commencement date of each lease. The annual base rent for each lease is approximately $1.3 million per year in the aggregate. Each lease is subject to annual increases of approximately 3% per annum and other adjustments, up to approximately $1.8 million per year in the aggregate in the final year of the term. Both leases include tenant improvement allowances in the amount of approximately $3.5 million per lease. The Company has the right to extend the term of each of the leases for three periods of sixty months each beginning immediately following the end of the then-current term.
Rent expense for the years ended December 31, 2021 and 2020 for operating leases was $1.8 million and $1.9 million, respectively. As of December 31, 2021, we have future commitments resulting from these operating lease arrangements totaling $5.5 million, which consisted of the following:

(in thousands)	December 31, 2021
2022	$1,850
2023	1,905
2024	810
2025	834
2026	143
Total future minimum lease payments	$5,542
SAFE Agreement
In December 2019, in conjunction with a revenue contract with a customer, we entered into a Simple Agreement for Future Equity (the “SAFE”). The SAFE agreement provided the customer with the right to purchase a SAFE for a fixed payment of $5.0 million that would convert into equity (variable number of shares based upon fair value at the date of issuance) upon certain specified fundraising events. The right to purchase the SAFE was contingent on the customer’s approval of our plan to move to the next version of our SomaScan® platform (the “Reversioning Plan”), which did not occur until January 2020. The obligation was classified as a liability and measured at fair value upon the customers’ approval of the Reversioning Plan in January 2020. We received $5.0 million in cash and the customer was issued 737,463 shares of Old SomaLogic redeemable convertible preferred stock, which effectively converted the liability into redeemable convertible preferred stock. The 737,463 shares of Old SomaLogic redeemable convertible preferred stock that were issued for the SAFE are presented in the consolidated statements of stockholders’ equity as 1,236,135 shares of Common Stock as a result of the reverse recapitalization.
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

SomaLogic, Inc.
Notes to Consolidated Financial Statements
Note 10 — Debt
Debt consisted of the following:

	December 31,
(in thousands)	2021	2020
Paycheck Protection Program loan	$—	$3,520
Amended and Restated Credit Agreement	—	33,087
Plus: Premium	—	708
Less: Unamortized debt issuance costs	—	(2,566)
Total long-term debt	$—	$34,749
Current portion of long-term debt	$—	$2,423
Long-term debt, net of current portion	$—	$32,326
Convertible Debt
We had an unsecured convertible promissory note that was issued in March 2007, at par value, for an aggregate principal amount of $2.0 million (the “Convertible Debt”). In June 2017, the original maturity date for the Convertible Debt was extended to June 30, 2024 and the interest rate was amended to a fixed rate of 3.75%. We performed a two-step analysis in accordance with ASC 470-50, Debt — Modification and Extinguishments, and determined that the amendment should be accounted for as a modification because the present value of the cash flows under the terms of the modified agreement were not substantially different than the present value of the remaining cash flows under the terms of the original agreement and the change in the value of the conversion option was not substantially different than the carrying value of the Convertible Debt. The resulting impact was a reduction in the carrying amount of the Convertible Debt for $0.1 million and an offsetting impact to additional paid-in capital. Amortization of the discount was less than $0.1 million for the years ended December 31, 2021 and 2020.
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
On March 30, 2021, we issued a notice of prepayment to the holder of the Convertible Debt stating the Company intended to prepay the full outstanding Convertible Debt obligation. The holder then had the option to either request a conversion to equity pursuant to the Convertible Debt voluntary conversion provisions, described above, or accept the Company’s prepayment. On July 9, 2021, the Company and the holder of the Convertible Debt amended the conversion terms and simultaneously converted the Convertible Debt into 682,070 shares of Old SomaLogic Class B common stock. We recognized a $2.7 million loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021 as a result of the conversion. Since the Convertible Debt was settled in full, there is no outstanding balance as of December 31, 2021. The 682,070 shares of Old SomaLogic Class B common stock that were issued for the conversion of Convertible Debt are presented in the consolidated statements of stockholders’ equity as 571,642 shares of Common Stock as a result of the reverse recapitalization.
Interest expense on the Convertible Debt was less than $0.1 million for the years ended December 31, 2021 and 2020.
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
Under the terms of the CARES Act, we could apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness was determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, eligible payroll costs and mortgage interest, rent or utility costs, and on the maintenance or rehiring of employees and maintaining compensation levels during the eight-week period following the funding of the PPP loan. On June 21, 2021, we were notified by the lender that the PPP loan had been forgiven for the full amount borrowed under the PPP loan, including less than $0.1 million of accrued interest. In accordance with ASC 405-20, Extinguishment of Liabilities, the income from the forgiveness of the amount borrowed and the accrued interest was recognized as a gain on extinguishment of debt recorded within loss on extinguishment of debt, net in the

SomaLogic, Inc.
Notes to Consolidated Financial Statements
consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. As the PPP loan was forgiven, there is no outstanding balance as of December 31, 2021.
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
In December 2017, we entered into the Amended and Restated Credit Agreement, receiving an additional $3.4 million in proceeds. The Amended and Restated Credit Agreement reduced the floating interest rate of LIBOR plus 12.5% to 8.86%, waived revenue covenants until October 1, 2020 as long as cash and investments exceeded the principal balance of the debt, removed the option to defer a portion of the interest payment until maturity and extended the term to December 2022. As of December 31, 2017, the additional debt recorded as PIK was approximately $1.6 million. In exchange for these amendments, we issued 800,000 shares of Old SomaLogic Class B common stock to Madryn at a fair value of $12.35 per share. The fair value of the Old SomaLogic Class B common stock issued of $9.9 million, plus additional financing fees of $0.2 million, was recorded as deferred costs and is amortized to interest expense over the life of the loan using the effective interest rate method. The 800,000 shares of Old SomaLogic Class B common stock that were issued to Madryn are presented in the consolidated statements of stockholders’ equity as 670,480 shares of Common Stock as a result of the reverse recapitalization.
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
On November 20, 2020, we signed an additional amendment to the Amended and Restated Credit Agreement. In connection with the amendment, we issued 2,651,179 shares of Old SomaLogic redeemable convertible preferred stock to Madryn for a total fair value of approximately $18.0 million in exchange for the deemed prepayment of $10.0 million in the principal amount, a prepayment penalty of $2.5 million and amendment fees of approximately $5.5 million. This amendment also reduced the fixed annual interest rate to 11%, of which 2% can be deferred at our option and paid together with the principal at maturity and amended certain change of control provisions. We accounted for this amendment as a modification to the Amended and Restated Credit Agreement as it was determined that no substantial change occurred. We elected to write down a proportionate amount of debt issuance costs and premium related to the prepayment. As a result, we recognized $0.6 million in loss on extinguishment of debt, net in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. The 2,651,179 shares of Old SomaLogic redeemable convertible preferred stock that were issued for the conversion of the Convertible Debt are presented in the consolidated statements of stockholders’ equity as 4,443,906 shares of Common Stock as a result of the reverse recapitalization.
On April 9, 2021, we repaid the Amended and Restated Credit Agreement in full and the obligation was extinguished. In addition to the outstanding principal balance of $33.3 million as of that date, we also paid a prepayment penalty of approximately $4.0 million. As a result of the repayment of the Amended and Restated Credit Agreement, we recognized a $5.2 million loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021.
The Company incurred $1.3 million and $5.8 million of interest expense for the years ended December 31, 2021 and 2020, respectively, under the Amended and Restated Credit Agreement. The interest expense includes noncash amortization of the debt issuance costs of approximately $0.3 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively, and is net of amortization of premium of $0.1 million and $0.5 million for the years ended

SomaLogic, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the additional interest recorded as PIK, which was added to the principal balance of the long-term debt, was $0.2 million and $0.6 million, respectively.
Note 11 — Stockholders' Equity
Common and Preferred Stock
On September 1, 2021, in connection with the Business Combination, the Company amended and restated its certificate of incorporation to authorize 600,000,000 shares of Common Stock, par value of $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share ("Preferred Stock").
Warrants
As of December 31, 2021, there were an aggregate of 5,519,991 and 5,013,333 outstanding Public Warrants and Private Placement Warrants, respectively. Each warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share at any time commencing on February 25, 2022. The Warrants will expire on September 1, 2026 or earlier upon redemption or liquidation.
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

SomaLogic, Inc.
Notes to Consolidated Financial Statements
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
The Company may not redeem the Private Warrants, so long as they continue to be held by the original purchasers or permitted transferees. However, if the Private Warrants are transferred and no longer held by the original holder (or permitted transferees), such Warrants will automatically convert into Public Warrants and become subject to the same redemption provisions. Such Warrants will cease to exist as Private Warrants.
Note 12 — Redeemable Convertible Preferred Stock
In November and December 2020, Old SomaLogic issued and sold 17,842,914 shares and 13,643,059 shares, respectively, of redeemable convertible preferred stock at a price of $6.78 per share for an aggregate purchase price of $213.5 million. We incurred equity issuance costs of $11.4 million in connection with these offerings, which are reflected as a reduction to the carrying value of the redeemable convertible preferred stock. As of December 31, 2020, there were 50,000,000 shares of redeemable convertible preferred stock authorized, 31,485,973 shares of redeemable convertible preferred stock issued and outstanding and a liquidation preference of $213.5 million. Immediately prior to the Closing, the redeemable convertible preferred stock of Old SomaLogic were converted into shares of Class B common stock of Old SomaLogic on a two-for-one basis and then converted into the Company’s Common Stock at an Exchange Ratio of 0.8381. The aggregate 31,485,973 shares of redeemable preferred stock issued and sold are presented in the consolidated statements of stockholders’ equity as 52,776,787 shares of Common Stock as a result of the reverse recapitalization.
Prior to the closing of the Business Combination, there were no significant changes to the terms of the redeemable convertible preferred stock as compared to December 31, 2020. There are no shares of redeemable convertible preferred stock authorized, issued or outstanding as of December 31, 2021.
Note 13 — Stock-based Compensation
We maintained three equity incentive plans – the 2009 Equity Incentive Plan (the “2009 Plan”), the 2017 Equity Incentive Plan (the “2017 Plan”), and the 2021 Equity Incentive Plan (the “2021 Plan”) under which incentive and nonstatutory stock options to purchase shares of Old SomaLogic’s common stock were granted to employees, directors, and non-employee consultants. The 2009 Plan was terminated during 2017 upon the adoption of the 2017 Plan, and no further awards were granted under the 2009 Plan thereafter. The outstanding options previously granted under the 2009 Plan continued to remain outstanding under the 2017 Plan.
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
In September 2021, our Board of Directors adopted, and our stockholders approved, a new incentive plan (the “2021 Plan”), under which the Company may grant cash and equity incentive awards in the form of stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based awards, and performance awards to employees, directors, and consultants of the Company. The 2021 Plan became effective upon the closing of the Business Combination. Under the 2021 Plan, as of December 31, 2021, we were authorized to issue a maximum of 21,300,000 shares of Common Stock. As of December 31, 2021, 2,944,448 awards have been granted under the 2021 Plan. As of December 31, 2021, we have reserved 38,496,936 shares of Common Stock for issuance under all incentive plans.
Stock-based compensation was recorded in the consolidated statements of operations and comprehensive loss as shown in the following table:

	Year Ended December 31,
(in thousands)	2021	2020
Cost of assay services revenue	$633	$413
Cost of product revenue	14	14
Research and development	10,958	4,173
Selling, general and administrative	16,810	10,572
Total stock-based compensation	$28,415	$15,172

SomaLogic, Inc.
Notes to Consolidated Financial Statements
Stock Options Awards
At December 31, 2021, there were 14,443,767 options outstanding within the 2009 Plan, the 2017 Plan, and the 2021 Plan and 5,259,078 options outstanding that were granted outside of the incentive plans. Generally, options vest over four years, with 25% vesting upon the first-year anniversary of the grant date and the remaining options vesting ratably each month thereafter.
The following table shows a summary of all stock option activity for the year ended December 31, 2021:

(in thousands, except share and per share data)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	11,350,934	$3.92
Granted	10,271,113	$7.49
Exercised	(1,311,307)	$3.05
Forfeited	(453,551)	$4.54
Expired	(154,344)	$2.26
Outstanding as of December 31, 2021	19,702,845	$5.83	8.31	$115,314
Exercisable as of December 31, 2021	7,554,433	$3.88	6.77	$58,655
Vested and expected to vest as of December 31, 2021	17,144,896	$5.67	8.17	$103,148
The assumptions used in valuing the stock options granted are set forth in the following table:

Year Ended December 31,
	2021	2020
Expected dividend yield	—%	—%
Expected volatility	71.4 – 92.8%	83.5 – 92.0%
Risk-free interest rate	0.64 – 1.38%	0.32 – 0.54%
Expected weighted-average life of options	6.04 years	5.95 years
The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was approximately $4.7 million and $0.4 million, respectively.
The weighted-average grant date fair value for options granted during the years ended December 31, 2021 and 2020 was $4.78 and $1.69, respectively.
Based on options granted to employees as of December 31, 2021, total compensation expense not yet recognized related to unvested options is approximately $40.2 million, which is expected to be recognized over a weighted average period of 2.97 years.
In June 2021, the Company modified options held by directors that resigned from our Board of Directors to accelerate the vesting and/or extend contractual terms. In connection with these modifications, the Company recorded incremental stock-based compensation expense of $0.7 million during the year ended December 31, 2021.
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
Total stock-based compensation expense related to the secondary sale transaction of $6.5 million included in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 was recorded within research and development expenses.
Performance Awards
In July 2021, we entered into a consulting agreement (the “Consulting Milestone Agreement”) with a vendor, Abundant Venture Innovation Accelerator (“AVIA”), to provide services related to expanding our contractual relationships with health system providers. AVIA is a related party (see Note 16, Related Parties). The Consulting Milestone Agreement includes a fixed amount of compensation in our Common Stock for achievement of certain milestones related to our business. We

SomaLogic, Inc.
Notes to Consolidated Financial Statements
account for these awards as stock compensation liabilities with a performance condition, which are measured at fair value on the date of the grant and recognized over the expected performance period when it is probable the milestone will be achieved.
In August 2021, we issued 14,727 shares of Old SomaLogic Class B common stock related to this Consulting Milestone Agreement for milestones achieved. These shares are presented in the consolidated statements of stockholders’ equity as 12,342 shares of Common Stock as a result of the reverse recapitalization. In December 2021, we issued additional 53,120 shares of Common Stock related to the Consulting Milestone Agreement. We recognized approximately $0.8 million of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, the remaining commitment of $0.04 million is recorded in other long-term liabilities.
Service Provider Earn-Out Shares
Upon the consummation of the Business Combination, 1,499,875 Earn-Out Shares, subject to vesting and forfeiture conditions, were issued to Earn-Out Service Providers (the “Service Provider Earn-Outs”). As the issuance of the Service Provider Earn-Outs is contingent on services being provided, we have accounted for them in accordance with ASC 718, Compensation - Stock Compensation. As of December 31, 2021, 1,444,484 Service Provider Earn-Outs were outstanding after forfeitures. Upon forfeiture, the forfeited shares will be redistributed to the Old SomaLogic stockholders. The weighted average grant date fair value of the Service Provider Earn-Outs was $7.04 per share, and will be recognized as stock-based compensation expense on a straight-line basis over the derived service period of 1.2 years or shorter if the awards vest. The assumptions used in valuing the Service Provider Earn-Outs using the Monte Carlo simulation included volatility of 89.8%, risk-free interest rate of 0.10% to 0.11%, a stock price of $10.63 to $10.67, and a forfeiture rate of approximately 8.3%. The Company recorded $2.9 million in stock-based compensation expense related to the Service Provider Earn-Outs during the year ended December 31, 2021, and $6.7 million is expected to be recorded over the remaining estimated service period.
Note 14 — Income Taxes
The components of the Company’s provision for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Current income tax expense (benefit)
Federal	$17	$3
State	21	20
	38	23
Deferred tax expense (benefit)
Federal	—	—
State	—	—
	—	—
Provision for income taxes	$38	$23

SomaLogic, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the income tax benefit calculated at the federal statutory rate to the total income tax provision is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Income tax benefit at the federal statutory rate	$(18,404)	$(11,128)
State income taxes, net of federal income tax benefit	(3,008)	(3,003)
Nondeductible stock-based compensation	1,049	1,094
Expiration of net operating loss and research and development credits	3,244	1,056
Term loan amendment	—	19
Change in valuation allowance	15,092	14,446
Other permanent items	1,311	4
Research and development credits	(1,110)	(1,110)
Return to provision adjustments	855	(993)
Other, net	1,009	(362)
Provision for income taxes	$38	$23
The components of the deferred income tax assets and liabilities is as follows:

	December 31,
(in thousands)	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$98,032	$84,358
Research and development credits	11,264	10,590
Depreciation and amortization	598	539
Deferred revenue	1,344	1,389
Accrued expenses and non-deductible reserves	200	761
Compensation accruals	1,796	1,076
Stock-based compensation	11,952	8,731
Interest expense carryforward	6,628	3,242
Loan discount and issuance costs	—	2,333
Other	1,139	291
	132,953	113,310
Valuation allowance	(132,953)	(113,310)
Deferred income taxes, net of valuation allowance	—	—
Deferred income tax liabilities	—	—
Net deferred income tax assets (liabilities)	$—	$—
As of December 31, 2021, and 2020, a full valuation allowance of $133.0 million and $113.3 million was established against the Company’s deferred tax assets as the Company believes it is more likely than not these tax attributes would not be realizable in the future. The valuation allowance increased by $19.7 million for the year ended December 31, 2021.
The Company evaluates the need to establish a valuation allowance by considering all available positive and negative evidence, including expected levels of taxable income, future reversals of existing temporary differences, tax planning strategies, and recent financial operations. The Company establishes a valuation allowance to reduce deferred tax assets to the extent it is more likely than not that some, or all, of the deferred tax assets will not be realized. The Company determined it is more likely than not that all of its deferred tax assets would not be realized. The Company will continue to monitor its available positive and negative evidence in assessing the realization of its deferred tax assets in the future, and should there be a need to release the valuation allowance, a tax benefit will be recorded.
As of December 31, 2021, and 2020, the Company had federal net operating losses (“NOLs”) of $385.5 million and $328.6 million, respectively. Of the aggregate federal NOLs at December 31, 2021, $179.9 million can be carried forward indefinitely, and the remaining $205.5 million will begin to expire in 2022.
As of December 31, 2021, and 2020, the Company had state NOLs of $359.9 million and $340.3 million, respectively, which begin to expire in 2022.

SomaLogic, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2021, and 2020, the Company had research and development credit carryforward of $12.5 million and $11.8 million, respectively, which begin to expire in 2022.
Our U.S. deferred tax assets are also subject to annual limitation under Section 382 of the Internal Revenue Code of 1986 due to stock ownership changes that have occurred, primarily as a result of the business combination completed on September 1, 2021. Based on an analysis completed during 2021, we have concluded that all of our historical U.S. deferred tax assets generated through December 31, 2020 are available to us for future use to offset taxable income. We may experience ownership changes in the future as a result of shifts in our stock ownership (some of which may be outside our control). Therefore, available U.S. deferred tax assets may be further limited in the event of another significant ownership change.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. As of December 31, 2021, the Company is not under examination in any jurisdiction and the tax years 2017 through 2020 remain open to examination in its federal and state jurisdictions. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.
A reconciliation of the unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2021	2020
Unrecognized tax benefit – beginning balance	$1,176	$1,071
Increase related to tax positions taken in the current year	111	111
Increase related to tax positions taken in the prior year	—	—
Decrease related to tax positions taken in the prior year	(36)	(6)
Unrecognized tax benefit – ending balance	$1,251	$1,176
The unrecognized tax benefits are classified as a reduction of deferred tax assets on the consolidated balance sheets. As of December 31, 2021, and 2020, there are $1.3 million and $1.2 million of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate, respectively.
The Company did not recognize any interests or penalties in all periods presented or accrue any interests or penalties as of December 31, 2021, and 2020.
Note 15 — Employee Benefit Plans
The Company sponsors a 401(k) plan, covering all employees in the United States. The Company matches 100% of the first 4% of employee contributions with immediate vesting. We made matching contributions of approximately $1.1 million and $0.8 million during the years ended December 31, 2021 and 2020, respectively.
Note 16 — Related Parties
The Company paid $0.2 million and $0.1 million of an unconditional contribution to a related party during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the remaining pledge of $0.4 million is recorded in accrued liabilities and is expected to be paid out within the next 12 months.

In June 2019, we entered into a consulting agreement (the “Master Agreement”) with AVIA, a company that engages in business incubation activities. AVIA is a related party to the Company because Ted Meisel, a member of our Board of Directors as of September 1, 2021, also serves on the board of directors of AVIA. Pursuant to the Master Agreement and the Consulting Milestone Agreement, the Company agreed to pay AVIA for business development activities. For the year ended December 31, 2021, the Company paid $0.9 million for these consulting services in addition to issuing Common Stock for an aggregate fair value of approximately $0.8 million for milestones achieved (see Note 13, Stock-based Compensation). As of December 31, 2021, the remaining commitment of $0.04 million is recorded in other long-term liabilities.
Note 17 — Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020
Net loss	$(87,547)	$(53,015)
Weighted-average shares outstanding, basic and diluted	137,157,283	65,161,358
Net loss per share, basic and diluted	$(0.64)	$(0.81)

SomaLogic, Inc.
Notes to Consolidated Financial Statements
During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all awards is anti-dilutive. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Anti-dilutive shares:
Stock options to purchase common stock	19,702,845	11,350,934
Public Warrants and Private Placement Warrants	10,533,324	—
Convertible debt (on an if-converted basis)	—	450,591
Total anti-dilutive shares	30,236,169	11,801,525
The calculation of diluted net loss per share does not consider the effect of contingently issuable shares that are contingent on the occurrence of a future event that has not yet occurred. As of December 31, 2021, the contingency for the Earn-Out Shares had not been met and therefore the Earn-Out Shares were not considered in the computation of diluted net loss per share.
Note 18 — Subsequent Events
In February 2022 we entered into two lease agreements for commercial buildings to be constructed in Louisville, Colorado. See Note 9, Commitments and Contingencies.
Pursuant to an agreement entered into with Illumina Cambridge, Ltd. (“Illumina”) on December 31, 2021 to develop next-generation sequencing based proteomic distributable kits with SomaScan Technology and SOMAmer reagents for commercialization, we received a non-refundable, non-creditable payment of $30 million from Illumina on January 4, 2022. No activities were performed under this agreement during the fiscal year 2021.
Note 19 — Correction of Error in Previously Reported 2021 Interim Financial Statements (Unaudited)
In connection with our year-end financial close process and related preparation of our 2021 Annual Report on Form 10-K, a misstatement of net loss per share was identified in our previously filed 2021 unaudited interim financial statements for the quarter and year-to-date periods ended September 30, 2021. We assessed the materiality of this error in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and have concluded that our interim financial information as filed in the Quarterly Report on Form 10-Q for the quarter and year-to-date period ended September 30, 2021 should be restated. The misstatement related to the calculation of the weighted average shares outstanding. The weighted average shares outstanding was inconsistent with the presentation of outstanding common stock in the consolidated balance sheets and statements of stockholders’ equity, which reflected the recapitalization of common stock based on the Exchange Ratio retrospectively to the earliest period presented . There was no impact to our condensed consolidated balance sheets, condensed consolidated statements of stockholders' equity (deficit), condensed consolidated statements of cash flows and the condensed consolidated statements of operations and comprehensive loss, the only exception being net loss per share and weighted average shares outstanding.
The effects of this error on our previously reported 2021 condensed consolidated statements of operations and comprehensive loss on a quarter-to-date and year-to-date basis are as follows:

SomaLogic, Inc.
Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2021
(in thousands, except share and per share amounts)	Originally Reported	Adjustment	As Restated
Revenue
Assay services revenue	$17,499	$—	$17,499
Product revenue	75	—	75
Collaboration revenue	763	—	763
Other revenue	1,655	—	1,655
Total revenue	19,992	—	19,992
Operating expenses
Cost of assay services revenue	8,737	—	8,737
Cost of product revenue	33	—	33
Research and development	15,596	—	15,596
Selling, general and administrative	20,632	—	20,632
Total operating expenses	44,998	—	44,998
Loss from operations	(25,006)	—	(25,006)
Other (expense) income
Interest income and other, net	55	—	55
Interest expense	(2)	—	(2)
Change in fair value of warrant liabilities	(8,111)	—	(8,111)
Change in fair value of earn-out liability	(5,662)	—	(5,662)
Loss on extinguishment of debt, net	(2,693)	—	(2,693)
Total other expense	(16,413)	—	(16,413)
Net loss	$(41,419)	$—	$(41,419)

Other comprehensive loss
Net unrealized loss on available-for-sale securities	(15)	—	(15)
Foreign currency translation loss	(4)	—	(4)
Total other comprehensive loss	(19)	—	(19)
Comprehensive loss	$(41,438)	$—	$(41,438)

Net loss per share, basic and diluted	$(0.55)	$0.25	$(0.30)
Weighted average shares used in computing net loss per share, basic and diluted	75,684,521	61,491,707	137,176,228

SomaLogic, Inc.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2021
(in thousands, except share and per share amounts)	Originally Reported	Adjustment	As Restated
Revenue
Assay services revenue	$48,308	$—	$48,308
Product revenue	730	—	730
Collaboration revenue	2,288	—	2,288
Other revenue	7,306	—	7,306
Total revenue	58,632	—	58,632
Operating expenses
Cost of assay services revenue	22,548	—	22,548
Cost of product revenue	452	—	452
Research and development	32,304	—	32,304
Selling, general and administrative	48,274	—	48,274
Total operating expenses	103,578	—	103,578
Loss from operations	(44,946)	—	(44,946)
Other (expense) income
Interest income and other, net	126	—	126
Interest expense	(1,324)	—	(1,324)
Change in fair value of warrant liabilities	(8,111)	—	(8,111)
Change in fair value of earn-out liability	(5,662)	—	(5,662)
Loss on extinguishment of debt, net	(4,323)	—	(4,323)
Total other expense	(19,294)	—	(19,294)
Net loss	$(64,240)	$—	$(64,240)

Other comprehensive loss
Net unrealized loss on available-for-sale securities	(7)	—	(7)
Foreign currency translation loss	(3)	—	(3)
Total other comprehensive loss	(10)	—	(10)
Comprehensive loss	$(64,250)	$—	$(64,250)

Net loss per share, basic and diluted	$(1.01)	$0.48	$(0.53)
Weighted average shares used in computing net loss per share, basic and diluted	63,752,006	58,516,437	122,268,443

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, based on the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.
As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control – Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management determined that our internal control over financial reporting was not effective as of December 31, 2021, due to the material weaknesses described below.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with Old SomaLogic’s financial statement close process for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting for the year ended December 31, 2020 due to ineffective controls over the financial statement close process and lack of sufficient accounting and financial reporting personnel to ensure consistent application of GAAP and compliance with SEC rules and regulations. This material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. See “Remediation Plan” for details.

Additionally, following the issuance of the SEC Statement on April 12, 2021, CMLS II’s management and its audit committee re-evaluated the accounting for its Public Warrants and Private Placement Warrants issued in connection with the IPO and concluded, in light of the SEC Statement, to restate its prior financial statements to classify the warrants as liabilities measured at fair value, with subsequent fair value remeasurement, instead of as equity. As part of such process, CMLS II identified a material weakness in its internal controls over financial reporting related to technical accounting matters. See “Remediated Weakness” for details.
Remediation Plan
In response to these material weaknesses, our management has expended, and will continue to expend, a substantial amount of effort and resources on the remediation and improvement of our internal control over financial reporting. Our management developed a remediation plan, which includes the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience, implementing enhanced accounting and financial reporting training, resources and software, and continuing to report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies. More specifically, while we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials, software and documents and increased training, reviews and communication among our personnel. Our remediation plan can only be accomplished over time and will be continually reviewed to assess whether we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects.
Remediated Weakness
As noted above, following the issuance of the SEC Statement on April 12, 2021, CMLS II’s management and its audit committee re-evaluated the accounting for its Public Warrants and Private Placement Warrants issued in connection with the IPO and concluded, in light of the SEC Statement, to restate its prior financial statements to classify the warrants as liabilities measured at fair value, with subsequent fair value remeasurement, instead of as equity. As part of such process, CMLS II identified a material weakness in its internal controls over financial reporting related to technical accounting matters. Management developed a remediation plan, which included, engaging experts to review the warrant agreements and to advise management on properly accounting for the warrants in accordance with ASC 815. Additionally, valuation experts were engaged to assist in the valuation of the Private Placement Warrants. Training and processes were then implemented by management to ensure accounting and finance personnel accounted for the warrants in accordance with ASC 815. Based on these efforts, we have concluded that this material weakness has been remediated.
Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, the Company engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations and our status as a newly public company, including the actions identified above under “Remediated Weakness” and the initial implementation of the actions identified above under “Remediation Plan.” Except as set forth above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information as to Item 10 is incorporated by reference from the information in our 2022 Proxy Statement.
Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (www.investors.somalogic.com) under “Corporate Governance” within the “Governance Highlights” section. We will provide a copy of this document to any person, without charge, upon request, by writing to us at SomaLogic, Inc., Investor Relations, 2945 Wilderness Place, Boulder, Colorado 80301. We intend to satisfy the disclosure requirement under Item 406(d) of Regulation SDK regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and the location specified above.
Item 11. Executive Compensation
Information as to Item 11 is incorporated by reference from the information in our 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information as to Item 12 is incorporated by reference from the information in our 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information as to Item 13 is incorporated by reference from the information in our 2022 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information as to Item 14 is incorporated by reference from the information in our 2022 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules
The financial statements are listed on the Index to Financial Statements to this report beginning on page 62.
(a)(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Merger Agreement, as amended by the First Amendment thereto dated May 12, 2021 and the Second Amendment thereto dated July 15, 2021	S-4/A	2.1	8/5/2021
3.1	Second Amended and Restated Certificate of Incorporation of SomaLogic, Inc.	8-A/A	3.1	9/1/2021
3.2	Amended and Restated Bylaws of SomaLogic, Inc.	8-A/A	3.1	9/1/2021
4.1	Specimen Common Stock Certificate	S-4/A	4.1	8/5/2021
4.2	Warrant Agreement	8-K	10.1	2/26/2021
4.3	Description of Company’s Securities
10.1+	SomaLogic, Inc. 2021 Omnibus Incentive Plan	S-4/A	10.1	8/5/2021
10.2+	SomaLogic, Inc. Employee Stock Purchase Plan	S-4/A	10.2	8/5/2021
10.3+	Form of Stock Appreciation Rights Agreement pursuant to the SomaLogic, Inc. 2021 Omnibus Incentive Plan	S-4/A	10.3	8/5/2021
10.4+	Form of Incentive Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan	S-4/A	10.4	8/5/2021
10.5+	Form of Restricted Stock Unit Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan	S-4/A	10.5	8/5/2021
10.6+	Form of Restricted Stock Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan	S-4/A	10.6	8/5/2021
10.7+	Form of Non-Qualified Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan	S-4/A	10.7	8/5/2021
10.8+	SomaLogic, Inc. 2009 Equity Incentive Plan	S-4/A	10.8	8/5/2021
10.9+	Form of Non-Statutory Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan	S-4/A	10.9	8/5/2021
10.10+	Form of Incentive Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4/A	10.10	8/5/2021
10.11+	SomaLogic, Inc. 2017 Equity Incentive Plan	S-4/A	10.11	8/5/2021
10.12+	Form of Option Agreement (Incentive Stock Option or Non-statutory Stock Option) under the SomaLogic, Inc. 2017 Equity Incentive Plan	S-4/A	10.12	8/5/2021
10.13+	Severance Agreement, dated September 1, 2020, between SomaLogic, Inc. and Lawrence Gold	S-4/A	10.13	8/5/2021
10.14+	First Amendment to Severance Agreement, dated December 4, 2020, between SomaLogic, Inc. and Lawrence Gold	S-4/A	10.14	8/5/2021
10.15+	Employment Agreement, dated April 20, 2020, between SomaLogic, Inc. and Roy Smythe.	S-4/A	10.15	8/5/2021
10.16+	Employment Agreement, dated April 20, 2020, between SomaLogic, Inc. and Stephen Williams.	S-4/A	10.16	8/5/2021
10.17+	Employment Agreement, dated April 20, 2020, between SomaLogic, Inc. and Melody Harris.	S-4/A	10.17	8/5/2021
10.18+	Amendment to Employment Agreement dated June 28, 2021 between SomaLogic, Inc. and Roy Smythe.	S-4/A	10.18	8/5/2021
10.19+	Amendment to Employment Agreement dated June 28, 2021 between SomaLogic, Inc. and Stephen Williams.	S-4/A	10.19	8/5/2021
10.20+	Amendment to Employment Agreement dated June 28, 2021 between SomaLogic, Inc. and Melody Harris.	S-4/A	10.20	8/5/2021
10.21	Form of Subscription Agreement.	8-K	10.1	3/29/2021
10.22	Form of Stockholder Lock-Up Agreement.	8-K	10.2	3/29/2021

10.23	Form of Stockholder Support Agreement	8-K	10.3	3/29/2021
10.24	Sponsor Support Agreement dated March 28, 2021.	8-K	10.4	3/29/2021
10.25	Forfeiture Agreement dated March 28, 2021.	8-K	10.5	3/29/2021
10.26	Form of Amended and Restated Registration Rights Agreement	8-K	10.6	3/29/2021
10.27	Investment Management Trust Agreement dated February 22, 2021.	8-K	10.2	2/26/2021
10.28	Registration Rights Agreement dated February 22, 2021.	8-K	10.3	2/26/2021
10.29	Private Placement Warrants Purchase Agreement dated February 22, 2021	8-K	10.4	2/26/2021
10.30	Letter Agreement dated February 22, 2021	8-K	10.5	2/26/2021
10.31	Forward Purchase Agreement dated February 22, 2021	8-K	10.6	2/26/2021
10.32††	Master Collaboration Agreement, dated September 20, 2019, between SomaLogic, Inc. and Novartis Pharma AG	S-4/A	10.33	8/5/2021
10.33††	Amended and Restated Master SomaScan Discovery Services Agreement, dated October 13, 2020, between SomaLogic, Inc. and Amgen Inc.	S-4/A	10.34	8/5/2021
10.34††
Supply Agreement, dated April 8, 2019, between SomaLogic, Inc. and Agilent Technologies, Inc., as amended by that certain First Amendment to Supply Agreement, dated October 1, 2021, between SomaLogic, Inc. and Agilent Technologies, Inc.

10.35††
Supply Agreement, dated August 15, 2017, between SomaLogic, Inc. and Global Life Sciences Solutions USA LLC, as amended by that certain First Amendment to Catalog Product Support Agreement, dated September 14, 2020, between SomaLogic, Inc. and Global Life Sciences Solutions USA LLC

10.36††#	Collaboration Agreement, dated December 31, 2021, among SomaLogic, Inc., Illumina Cambridge, Ltd. and Illumina, Inc.
10.37†	Lease Agreement, dated February 10, 2022, between SomaLogic Operating Co., Inc. and Louisville 1 Industrial Owner, LLC.	8-K	10.1	2/16/2022
10.38†	Lease Agreement, dated February 10, 2022, between SomaLogic Operative Co., Inc. and Louisville 2 Industrial Owner, LLC.	8-K	10.2	2/16/2022
21.1	Subsidiaries of the Company
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.IN*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).
††	The Company has omitted portions of the exhibit as permitted under Regulation S-K Item 601(b)(10). The Registrant agrees to furnish on a supplemental basis an unredacted copy of this exhibit and its materiality and privacy or confidentiality analysis if requested by the SEC.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.
+	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SomaLogic, Inc.

Date:	March 29, 2022	By:	/s/ Roy Smythe
			Name:	Roy Smythe
			Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roy Smythe	Chief Executive Officer	March 29, 2022
Roy Smythe	(Principal Executive Officer)

/s/ Shaun Blakeman	Chief Financial Officer	March 29, 2022
Shaun Blakeman	(Principal Financial and Accounting Officer)

/s/ Robert Barchi	Director	March 29, 2022
Robert Barchi

/s/ Eli Casdin	Director	March 29, 2022
Eli Casdin

/s/ Troy Cox	Director	March 29, 2022
Troy Cox

/s/ Charles M. Lillis	Director	March 29, 2022
Charles M. Lillis

/s/ Anne Margulies	Director	March 29, 2022
Anne Margulies

/s/ Ted Meisel	Director	March 29, 2022
Ted Meisel

/s/ Richard Post	Director	March 29, 2022
Richard Post

/s/ Stephen Quake	Director	March 29, 2022
Stephen Quake