Form 10-Q
period 2022-03-31
SomaLogic, Inc.
filed 2022-05-16
CIK 1837412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 29, 2022, there were approximately 182,290,766 shares of the registrant's common stock outstanding.

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
•the ability to maintain the listing of the Company’s Common Stock on the Nasdaq;
•the risk of disruption, including to the Company’s information technology systems, to the Company’s current plans and operations;
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company will not and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
SomaLogic, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$438,052	$439,488
Investments	209,757	218,218
Accounts receivable, net	21,906	17,074
Inventory	14,236	11,213
Deferred costs of services	—	462
Prepaid expenses and other current assets	5,623	5,097
Total current assets	689,574	691,552
Non-current inventory	2,822	4,085
Property and equipment, net of accumulated depreciation of $15,773 and $15,244 as of March 31, 2022 and December 31, 2021, respectively	11,873	9,557
Other long-term assets	8,906	908
Total assets	$713,175	$706,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,158	$15,089
Accrued liabilities	6,042	11,109
Deferred revenue	2,468	3,021
Other current liabilities	985	66
Total current liabilities	27,653	29,285
Warrant liabilities	22,541	35,181
Earn-out liability	10,423	26,885
Deferred revenue, net of current portion	32,102	2,364
Other long-term liabilities	3,147	363
Total liabilities	95,866	94,078
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 182,176,926 and 181,552,241 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	18	18
Additional paid-in capital	1,120,910	1,110,991
Accumulated other comprehensive loss	(727)	(72)
Accumulated deficit	(502,892)	(498,913)
Total stockholders’ equity	617,309	612,024
Total liabilities and stockholders’ equity	$713,175	$706,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Assay services revenue	$18,800	$14,573
Product revenue	453	193
Collaboration revenue	763	763
Other revenue	2,964	3,331
Total revenue	22,980	18,860
Operating expenses
Cost of assay services revenue	11,380	6,155
Cost of product revenue	272	90
Research and development	13,800	8,118
Selling, general and administrative	30,815	12,809
Total operating expenses	56,267	27,172
Loss from operations	(33,287)	(8,312)
Other income (expense)
Interest income and other, net	206	2
Interest expense	—	(1,174)
Change in fair value of warrant liabilities	12,640	—
Change in fair value of earn-out liability	16,462	—
Total other income (expense)	29,308	(1,172)
Net loss	$(3,979)	$(9,484)

Other comprehensive loss
Net unrealized loss on available-for-sale securities	$(652)	$(6)
Foreign currency translation gain (loss)	(3)	1
Total other comprehensive loss	(655)	(5)
Comprehensive loss	$(4,634)	$(9,489)

Net loss per share, basic and diluted	$(0.02)	$(0.08)
Weighted-average shares outstanding, basic and diluted	182,050,468	114,475,401
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	181,552,241	$18	—	$—	$1,110,991	$(72)	$(498,913)	$612,024
Issuance of Common Stock upon exercise of options	624,685	—	—	—	1,242	—	—	1,242
Issuance of Common Stock for services	—	—	—	—	50	—	—	50
Stock-based compensation	—	—	—	—	8,627	—	—	8,627
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(652)	—	(652)
Foreign currency translation loss	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(3,979)	(3,979)
Balance at March 31, 2022	182,176,926	$18	—	$—	$1,120,910	$(727)	$(502,892)	$617,309

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	73,481,228	$735	(113,220)	$(352)	$394,786	$(2)	$(411,366)	$(16,199)
Retrospective application of recapitalization	40,785,287	(724)	113,220	352	202,488	—	—	202,116
Balance at December 31, 2020	114,266,515	$11	—	$—	$597,274	$(2)	$(411,366)	$185,917
Issuance of Common Stock upon exercise of options	411,789	—	—	—	877	—	—	877
Issuance of Common Stock for services	162,737	—	—	—	114	—	—	114
Stock-based compensation	—	—	—	—	3,140	—	—	3,140
Surrender of shares in cashless exercise	(15,189)	—	—	—	(56)	—	—	(56)
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(6)	—	(6)
Foreign currency translation gain	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(9,484)	(9,484)
Balance at March 31, 2021	114,825,852	$11	—	$—	$601,349	$(7)	$(420,850)	$180,503
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(3,979)	$(9,484)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	8,671	3,252
Depreciation and amortization	755	703
Amortization of debt issuance costs, discounts and premiums	—	230
Noncash lease expense	369	—
Change in fair value of compound derivative liability	—	7
Change in fair value of warrant liabilities	(12,640)	—
Change in fair value of earn-out liability	(16,462)	—
Amortization of premium on available-for-sale securities, net	77	55
Provision for excess and obsolete inventory	142	31
Provision (recovery) for doubtful accounts	133	(4)
Paid-in-kind interest	—	165
Other	15	5
Changes in operating assets and liabilities:
Accounts receivable	(4,965)	2,559
Inventory	(1,902)	(680)
Deferred costs of services	462	364
Prepaid expenses and other current assets	(526)	(444)
Other long-term assets	(113)	—
Accounts payable	2,165	1,020
Deferred revenue	29,185	923
Accrued and other liabilities	(5,507)	(2,593)
Net cash used in operating activities	(4,120)	(3,891)
Investing activities
Purchase of property and equipment	(2,159)	(192)
Purchase of available-for-sale securities	(77,919)	(77,990)
Proceeds from sales and maturities of available-for-sale securities	85,650	2,500
Net cash provided by (used in) investing activities	5,572	(75,682)
Financing activities
Payment of deferred transaction costs	—	(206)
Proceeds from exercise of stock options	1,242	823
Net cash provided by financing activities	1,242	617
Effect of exchange rates on cash, cash equivalents and restricted cash	(10)	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,684	(78,961)
Cash, cash equivalents and restricted cash at beginning of period	440,268	165,194
Cash, cash equivalents and restricted cash at end of period	$442,952	$86,233
Supplemental cash flow information:
Cash paid for interest	$—	$763
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$905	$90
Operating lease assets obtained in exchange for lease obligations	4,134	—
Surrender of shares in cashless exercise	—	56
Issuance of Common Stock for services	50	112
Transaction costs included in accounts payable	—	1,365
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$438,052	$85,453
Restricted cash included in other long-term assets	4,900	780
Total cash, cash equivalents and restricted cash at end of period	$442,952	$86,233
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1 — Description of Business
Organization and Operations
SomaLogic, Inc. (“SomaLogic” or the “Company”) was originally incorporated in Delaware on December 15, 2020 as a special purpose acquisition company under the name CM Life Sciences II Inc. (“CMLS II”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.
On September 1, 2021 (the “Closing Date”), we consummated the business combination (the “Business Combination”) of SomaLogic Operating Co. Inc. (“SomaLogic Operating”), a Delaware corporation formed on October 13, 1999, wherein SomaLogic Operating became a wholly-owned subsidiary of CMLS II. In connection with the closing of the Business Combination, we changed our name from CM Life Sciences II Inc. to SomaLogic, Inc.
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, CMLS II was treated as the “acquired” company for financial reporting purposes and SomaLogic Operating was treated as the accounting acquirer. Accordingly, for accounting purposes, our financial statements represent a continuation of the financial statements of SomaLogic Operating with the Business Combination being treated as the equivalent of SomaLogic Operating issuing stock for the net assets of CMLS II, accompanied by a recapitalization. The net assets of SomaLogic Operating are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination in these financial statements are those of SomaLogic Operating. The recapitalization of our Common Stock is reflected retrospectively to the earliest period presented, and is utilized for calculating net loss per share in all prior periods presented.
Other than information discussed herein, there have been no significant changes to our description of business and Business Combination disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).
We are a protein biomarker discovery and clinical diagnostics company that develops slow off-rate modified aptamers (“SOMAmers®”), which are modified nucleic acid-based protein binding reagents that are specific for their cognate protein, and offer proprietary SomaScan® services, which provide multiplex protein detection and quantification of protein levels in complex biological samples. The SOMAmers®/SomaScan® technology enables researchers to analyze various types of biological samples for protein biomarker signatures, which can be utilized in drug discovery and development. Biomarker discoveries from SomaScan® can lead to diagnostic applications in various areas of diseases including cardiovascular and metabolic disease, nonalcoholic steatohepatitis, and wellness, among others.
Unless the context otherwise requires, the terms “we”, “us”, “our”, “SomaLogic" and “the Company" refer to SomaLogic, Inc. and its consolidated subsidiaries.
COVID-19 Pandemic
The Company is subject to ongoing uncertainty concerning the Coronavirus Disease 2019 (COVID-19) pandemic, including its length and severity and its effect on the Company’s business. Our suppliers have been impacted by the COVID-19 pandemic, and we have experienced supply delays for certain equipment, instrumentation, and other supplies that we use for our services and products.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements and accompanying notes include the accounts of SomaLogic and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).
Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2021 included in the 2021 Form 10-K.
These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments considered necessary for a fair presentation of interim financial information, to present fairly the Company’s condensed consolidated financial position and its results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, inventory valuation, incremental borrowing rates used in the determination of lease assets and liabilities, the valuation of stock-based compensation awards, warrant liabilities valuations, and earn-out liability valuations. We base our estimates on current facts, historical and anticipated results, trends, and other relevant assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.
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
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenues and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	March 31, 2022	December 31, 2021	Three months ended March 31,
			2022	2021
Customer A	36%	10%	35%	22%
Customer B	*	*	*	37%
Customer C	13%	20%	13%	16%
Customer D	10%	26%	*	*
*    less than 10%
International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. The risks of international sales are mitigated in part by the fact that contracts are in U.S. dollars. Customers outside the United States collectively represent 44% and 25% of the Company’s revenues for the three months ended March 31, 2022 and 2021, respectively. Customers outside of the United States collectively represented 42% and 18% of the Company’s gross accounts receivable balance as of March 31, 2022 and December 31, 2021, respectively.
Certain components included in our products require customization and are obtained from a single source or a limited number of suppliers.
Leases
Following the adoption of ASU 2016-02, Leases (Topic 842) (“ASC 842”), on January 1, 2022, we determine if an arrangement is a lease at inception of the contract. Operating lease right-of-use (“ROU”) assets are included in other long-term assets, and operating lease liabilities are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.
ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As the implicit rate in the Company's leases is generally unknown, the

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates.
Operating lease ROU assets include lease incentives and initial direct costs incurred. When the lease incentives specify a maximum level of reimbursement and we are reasonably certain to incur reimbursable costs equal to or exceeding this level, we include the lease incentive in the measurement of the ROU assets and lease liabilities at commencement. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Lease costs for our operating leases are recognized on a straight-line basis within operating expenses over the lease term in the condensed consolidated statements of operations and comprehensive loss.
We have lease agreements with lease and non-lease components. However, we have elected the practical expedient to not separate lease and non-lease components for all of our existing classes of assets. Therefore, the lease and non-lease components are accounted for as a single lease component. We have also elected to not apply the recognition requirement to any short-term leases with a term of 12 months or less.
We monitor for events or changes in circumstances that may require a reassessment or impairment of our leases, at which time our ROU assets for operating leases may be reduced by impairment losses.
Warrant Liabilities
During February 2021, in connection with CMLS II’s initial public offering, CMLS II issued 5,519,991 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, with the consummation of the CMLS II initial public offering, CMLS II issued 5,013,333 warrants through a private placement (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to purchase shares of Common Stock at $11.50 per share. All of the Warrants were outstanding as of March 31, 2022.
We classify the Warrants as liabilities on our condensed balance sheets as these instruments are precluded from being indexed to our own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815, Derivatives and Hedging (“ASC 815”). Since the Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities at fair value on the date of the Business Combination, with subsequent changes in their respective fair values recognized within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss at each reporting date.
Earn-Out Liability
As a result of the Business Combination, additional shares of Common Stock were provided to SomaLogic Operating shareholders and to certain employees and directors of SomaLogic (“Earn-Out Service Providers”) of up to 3,500,125 and 1,499,875, respectively (the “Earn-Out Shares”). The Earn-Out Shares are payable if the price of our Common Stock is greater than or equal to $20.00 for a period of at least 20 out of 30 consecutive trading days at any time between the 13- and 24-month anniversary of the Closing Date (the “Triggering Event”). Any Earn-Out Shares issuable to an Earn-Out Service Provider shall be issued only if such individual continues to provide services (whether as an employee or director) through the date of occurrence of the corresponding Triggering Event (or a change in control acceleration event, if applicable) that causes such Earn-Out Shares to become issuable. Any Earn-Out Shares that are forfeited pursuant to the preceding sentence shall be reallocated to the SomaLogic Operating stockholders in accordance with their respective pro rata Earn-Out Shares.
The Earn-Out Shares were recognized as a liability in accordance with ASC 815. The liability was included as part of the consideration transferred in the Business Combination and was recorded at fair value. The earn-out liability is remeasured at the end of each reporting period, with subsequent changes in fair value recognized within change in fair value of earn-out liability in the condensed consolidated statements of operations and comprehensive loss.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Product Revenue
Product revenue primarily consists of kit sales to customers who assay samples in their own laboratories. The Company receives a fixed price per kit and revenue from product sales is recognized upon transfer of control to the customer. The principal terms of sale are free on board (“FOB”) shipping point and as such, the Company transfers control and records revenue for product sales upon shipment. Shipping and handling costs billed to customers are included in product revenue in the condensed consolidated statements of operations and comprehensive loss.
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
In March 2020, NEC and the Company mutually terminated the SAA and concurrently the Company and NEC Solution Innovators, Ltd. (“NES”), a wholly owned subsidiary of NEC, entered into a new arrangement, the JDCA, to develop and commercialize SomaScan® services in Japan, as described in the section entitled “Collaboration Agreements” above. NES agreed to make annual payments of $2.0 million for 5 years, for a total of $10.0 million, in exchange for research and development activities, as described below. The Company determined the JDCA should be accounted for as a modification of the SAA. Therefore, the remaining SAA deferred revenue balance as of the date of the modification was included as consideration under the JDCA resulting in total consideration of $15.3 million for research and development activities. We determined that this arrangement also meets the criteria set forth in ASC 808. The JDCA contains three separate performance obligations: (i) research and development activities, (ii) assay services, and (iii) a 10-year exclusive license of the Company’s intellectual property.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Illumina Cambridge, Ltd.
The Company entered into a multi-year arrangement with Illumina Cambridge, Ltd. (“Illumina Agreement”) on December 31, 2021 to jointly develop and commercialize co-branded kits that will combine Illumina’s Next Generation Sequencing (“NGS”) technology with SomaLogic’s SomaScan technology. Pursuant to the agreement, we received a non-refundable upfront payment of $30.0 million on January 4, 2022.
This arrangement will be accounted for in accordance with Topic 606 by analogy. Accordingly, the Company identified the following material promises: licenses, patents, training, transfer of know-how and SOMAmer reagents necessary to use the SomaScan technology. We determined that none of the separate promises are distinct within the context of the contract since they are highly interdependent with the SomaScan Technology. As a result, the Company identified a single performance obligation where the predominant promise in the bundled performance obligations is the supply of the reagents. Revenue is recognized upon transfer of control to the Illumina. Our principal terms of sale are FOB shipping point and as such, we transfer control and recognize revenue for the sale of reagents upon shipment.
The Illumina Agreement did not have a material impact to revenue for the three months ended March 31, 2022.
Restricted Cash
Restricted cash represents cash on deposit with a financial institution as security for letters of credit outstanding for the benefit of the landlords related to operating leases. The restricted cash is classified as other long-term assets on the condensed consolidated balance sheets based on the terms of the underlying leases. As of March 31, 2022 and December 31, 2021, the restricted cash on deposit was $4.9 million and $0.8 million, respectively.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Other Significant Accounting Policies
Our significant accounting policies are described in our 2021 Form 10-K. There have been no significant changes to those policies.
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
Recently Adopted Accounting Standards
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
We adopted ASU 2016-02, as amended, on January 1, 2022 using a modified retrospective approach and elected to apply the legacy lease guidance and disclosure requirements (“ASC 840”) in the comparative periods presented for the year of adoption.
We elected the package of transition practical expedients, permitting us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs.
The new lease standard impacted our condensed consolidated balance sheets as a result of the ROU assets and operating lease liabilities, but did not impact our condensed consolidated statements of operations or condensed consolidated statements of cash flows. The adoption did not require any cumulative-effect adjustments to opening accumulated deficit. We currently have no finance leases. Upon adoption, we recorded $4.1 million of ROU assets, $1.0 million of current operating lease liabilities, and $3.6 million of non-current operating lease liabilities.
For more information on our leases, refer to Note 5, Leases.
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740 as part of an overall simplification initiative. We adopted ASU 2019-12 prospectively when it became effective on January 1, 2022 and the adoption did not have a material impact on our condensed consolidated financial statements and related disclosures.
Accounting Standards Not Yet Adopted
Financial Instruments — Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” (CECL) model that requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which extends the effective date of ASU 2016-13 for non-public business entities. ASU 2016-13, as amended, is effective for us on January 1, 2023, with early adoption permitted. We are currently evaluating the impact of adopting the standard on our condensed consolidated financial statements and related disclosures.
Convertible Debt, Contracts in an Entity’s Own Equity and EPS. In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt by removing the requirements to separately present certain conversion

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
features in equity. In addition, the amendment also simplifies the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity's Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity. Further, contracts which can be settled in cash or shares, excluding liability-classified share-based payment awards, are to be included in diluted earnings per share using the “if-converted” method if the effect is dilutive, regardless of whether the entity or the counterparty can choose between cash and share settlement. The share-settlement presumption may not be rebutted based on past experience or a stated policy. ASC 2020-06 is effective for us on January 1, 2024, although early adoption is permitted. ASU 2020-06 may be adopted through either the fully retrospective or modified retrospective method of transition. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures.
Note 3 — Revenue
The following table provides information about disaggregated revenue by product line:

	Three Months Ended March 31,
(in thousands)	2022	2021
Assay services revenue	$18,800	$14,573
Product revenue	453	193
Collaboration revenue	763	763
Other revenue:
Royalties	2,955	3,000
Other	9	331
Total other revenue	2,964	3,331
Total revenue	$22,980	$18,860
Contract Balances and Remaining Performance Obligations
As of March 31, 2022 and December 31, 2021, deferred revenue of $34.6 million and $5.4 million, respectively, was comprised of balances related to our collaboration revenue, assay services, and other revenue. As of March 31, 2022 and December 31, 2021, the portion of deferred revenue related to collaboration revenue was $3.2 million and $3.9 million, respectively, which is being recognized on a straight-line basis over the period of performance. As of March 31, 2022, the estimated remaining performance period is 3.0 years. As of March 31, 2022 and December 31, 2021, the portion of deferred revenue related to assay services and other revenue was $1.4 million and $1.5 million, respectively. As of March 31, 2022, the deferred revenue related to assay services and other revenue will be recognized within 12 months.

As of March 31, 2022 and December 31, 2021 the deferred revenue related to the Illumina Agreement amounted to $30.0 million and nil, respectively. As of March 31, 2022, the estimated remaining performance obligation period is nine years.
A summary of the change in contract liabilities is as follows:

(in thousands)	March 31, 2022	December 31, 2021
Balance at beginning of period	$5,385	$5,177
Recognition of revenue included in balance at beginning of period	(1,132)	(1,762)
Revenue deferred during the period, net of revenue recognized	30,317	1,970
Balance at end of period	$34,570	$5,385

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 4 — Fair Value Measurements
Assets measured at fair value on a recurring basis
The following tables set forth our financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements:

As of March 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$105,219	$—	$—	$105,219	Level 1
Money market funds	321,351	—	—	321,351	Level 1
Commercial paper	11,482	1	(1)	11,482	Level 2
Total cash and cash equivalents	438,052	1	(1)	438,052
Investments:
Commercial paper	132,631	—	(412)	132,219	Level 2
U.S. Treasuries	48,632	—	(211)	48,421	Level 2
Asset-backed securities	6,037	—	(22)	6,015	Level 2
Corporate bonds	18,180	—	(65)	18,115	Level 2
Agency bonds	5,000	—	(13)	4,987	Level 2
Total investments	210,480	—	(723)	209,757
Total assets measured at fair value on a recurring basis	$648,532	$1	$(724)	$647,809

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$114,533	$—	$—	$114,533	Level 1
Money market funds	324,955	—	—	324,955	Level 1
Total cash and cash equivalents	439,488	—	—	439,488
Investments:
Commercial paper	177,852	16	(57)	177,811	Level 2
U.S. Treasuries	12,021	—	(9)	12,012	Level 2
Asset-backed securities	12,084	—	(8)	12,076	Level 2
Corporate bonds	16,332	—	(13)	16,319	Level 2
Total investments	218,289	16	(87)	218,218
Total assets measured at fair value on a recurring basis	$657,777	$16	$(87)	$657,706
All of the commercial paper, U.S. Treasuries, asset-backed securities, corporate bonds, and agency bonds that are designated as available-for-sale securities have an effective maturity date that is less than one year from the respective balance sheet date, and accordingly, have been classified as current in the condensed consolidated balance sheets.
We classify our investments in money market funds within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We classify our commercial paper, U.S Treasuries, asset-backed securities, corporate bonds and agency bonds as Level 2 and obtain the fair value from a third-party pricing service, which may use quoted market prices for identical or comparable instruments or model-driven valuations using observable market data or inputs corroborated by observable market data.
As all of our available-for-sale securities have been held for less than a year as of both March 31, 2022 and December 31, 2021, no security has been in an unrealized loss position for 12 months or greater. We evaluated our securities for other-than temporary impairment and considered the decline in market value for the securities to be primarily attributed to current economic and market conditions. It is not more likely than not that we will be required to sell the securities, and we do not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, the available-for-sale securities were not considered to be other-than-temporarily impaired as of March 31, 2022 and December 31, 2021.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Liabilities measured at fair value on a recurring basis
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	March 31, 2022	December 31, 2021	Fair Value Level
Warrant liability - public warrants	$11,813	$18,437	Level 1
Warrant liability - private placement warrants	10,728	16,744	Level 2
Earn-out liability	10,423	26,885	Level 3
Total liabilities measured at fair value on a recurring basis	$32,964	$62,066
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
The significant unobservable inputs used in the Monte Carlo simulation to measure the Earn-Out Shares that are categorized within Level 3 of the fair value hierarchy were as follows:

	March 31, 2022	December 31, 2021
Stock price on valuation date	$8.02	$11.64
Volatility	73.7%	85.6%
Risk-free rate	1.51%	0.34%
Dividend yield	—%	—%
The change in the fair value of the earn-out liability for the three months ended March 31, 2022 is summarized as follows:

(in thousands)	Fair Value
Balance as of December 31, 2021	$26,885
Change in fair value of earn-out liability	(16,462)
Balance as of March 31, 2022	$10,423
Note 5 — Leases
We have operating leases for certain office spaces with lease terms ranging from two to five years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at our election to renew or extend the leases for additional periods ranging from three to ten years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as we did not consider the exercise of these options to be reasonably certain.
Lease Costs
Lease costs for operating leases are recognized on a straight-line basis over the lease term. The total lease cost for the period was as follows:

Three Months Ended
(in thousands)	March 31, 2022
Operating lease cost	$401
Variable lease cost	181
Short-term lease cost	11
Total lease cost	$593
Rent expense for the three months ended March 31, 2021 was $0.4 million.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Lease Maturities
The table below reconciles the undiscounted lease payment maturities to the lease liabilities for our operating leases as of March 31, 2022:

(in thousands)	March 31, 2022
Remainder of 2022	$1,387
2023	1,905
2024	810
2025	834
2026	144
Total	5,080
Less: amount of lease payments representing interest	(210)
Less: tenant improvement allowance yet to be received	(775)
Present value of future minimum lease payments	4,095
Less: current operating lease liabilities (included in other current liabilities)	(985)
Long-term operating lease liabilities (including in other long-term liabilities)	$3,110
Supplemental Lease Information
Supplemental information related to our operating leases was as follows:

Three Months Ended
March 31, 2022
Weighted average remaining lease term	2.9 years
Weighted average discount rate	2.6%
Cash paid for amounts included in the measurement of our operating lease liabilities for the three months ended March 31, 2022 was $0.5 million.
As of March 31, 2022, we had executed two separate lease agreements to lease buildings pending construction that have not yet commenced. Both leases will expire on November 30, 2033, unless extended or early terminated in accordance with the terms of the lease. In accordance with the lease agreements, we have made a deposit of $4.1 million which is classified as restricted cash and included in other long-term assets in the condensed consolidated balance sheets. The deposits are restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of one of the Company’s facilities.
Our obligation to pay rent for each building will begin approximately six months following the applicable commencement date of each lease. The annual base rent for each lease is approximately $1.3 million per year. Each lease is subject to annual increases of approximately 3% per annum, up to approximately $1.8 million per year in the final year of the term. Both leases include tenant improvement allowances in the amount of approximately $3.5 million per lease. We have the right to extend the term of these leases for three consecutive periods of 60 months each following the end of the then-current term.
Note 6 — Inventory

Inventory was comprised of the following:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$15,952	$15,205
Work in process	988	—
Finished goods	118	93
Total inventory	$17,058	$15,298
Inventory (current)	$14,236	$11,213
Non-current inventory	$2,822	$4,085

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 7 — Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued compensation	$4,916	$9,832
Accrued charitable contributions	400	400
Accrued medical claims	471	398
Other	255	479
Total accrued liabilities	$6,042	$11,109
Note 8 — Commitments and Contingencies
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
Note 9 — Debt
As of March 31, 2022 and December 31, 2021, we did not have any debt outstanding.
Prior to the Business Combination, we had received various forms of debt including convertible debt, a credit agreement, and funds issued through the Paycheck Protection Program. Prior to the consummation of the Business Combination, these forms of debt were settled or forgiven. The loan resulting from the Paycheck Protection Program was forgiven during the second quarter of 2021 and resulted in a gain on extinguishment of debt. The debt under the Company’s credit agreement was settled in the second quarter of 2021, which resulted in a $5.2 million loss on extinguishment of debt. As a result of settling the convertible debt, we recorded a loss on extinguishment of debt of $2.7 million in the third quarter of 2021.
Interest expense incurred during the three months ended March 31, 2021 was related to these forms of debt, primarily from the Company’s credit agreement.
Note 10 — Stockholders' Equity
Under our amended and restated certificate of incorporation, we are authorized to issue 600,000,000 shares of Common Stock, par value of $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.
As of March 31, 2022, there were an aggregate of 5,519,991 and 5,013,333 outstanding public warrants and private placement warrants, respectively. Each warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share at any time commencing on February 25, 2022. The warrants will expire on September 1, 2026 or earlier upon redemption or liquidation.
There have been no significant changes to our Common Stock, preferred stock, and our public and private placement warrants, including warrant redemption terms disclosed in our 2021 Form 10-K.
Note 11 — Stock-based Compensation
Stock-based compensation includes grants of equity incentive awards in the form of stock options and other stock-based awards as well as the issuance of common stock under a consulting agreement with a related party (see Note 14, Related Parties) and issuance of Earn-Out Shares to service providers in connection with the Business Combination.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
There have been no significant changes to our equity incentive plans and types of stock-based incentive awards disclosed in our 2021 Form 10-K.
Stock-based compensation was recorded in the condensed consolidated statements of operations and comprehensive loss as shown in the following table:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of assay services revenue	$291	$89
Cost of product revenue	7	1
Research and development	1,732	703
Selling, general and administrative	6,641	2,459
Total stock-based compensation	$8,671	$3,252
Stock-based compensation will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, modification of awards, employee forfeitures and the timing of the awards. Expense related to each stock option and restricted stock unit (“RSU”) award is recognized on a straight-line basis over the requisite service period of the entire award.
The following table summarizes our award activity for stock options and RSUs for the three months ended March 31, 2022:

	Stock Options(1)	RSUs(2)
Outstanding as of December 31, 2021	19,702,845	—
Granted	4,364,402	557,756
Exercised	(624,685)	—
Forfeited	(303,040)	(4,563)
Expired	—	n/a
Outstanding as of March 31, 2022	23,139,522	553,193
(1)    The stock options generally vest over four years, with 25% vesting upon the first-year anniversary of the grant date and the remaining options vesting ratably each month thereafter.
(2)    The RSUs vest subject to the satisfaction of service requirements. The grant date fair values of these awards are determined based on the closing price of our Common Stock on the date of grant.
Note 12 — Income Taxes
There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets in the United States. For the three months ended March 31, 2022 and 2021, the Company recognized no provision for income taxes in the United States. The provision for foreign income taxes was immaterial for the three months ended March 31, 2022 and 2021.
Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. Management believes that the limitation will not limit utilization of the carryforwards prior to their expiration.
Note 13 — Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Net loss	$(3,979)	$(9,484)
Weighted-average shares outstanding, basic and diluted	182,050,468	114,475,401
Net loss per share, basic and diluted	$(0.02)	$(0.08)
During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all awards is anti-dilutive. The following outstanding

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Anti-dilutive shares:
Stock options to purchase common stock	23,139,522	15,507,529
Public warrants and private placement warrants	10,533,324	—
Convertible debt (on an if-converted basis)	—	571,106
Unvested RSUs outstanding	553,193	—
Employee stock purchase plan	11,304	—
Total anti-dilutive shares	34,237,343	16,078,635
Note 14 — Related Parties
The Company did not make any payments for an unconditional contribution to a related party during the three months ended March 31, 2022 or 2021. As of March 31, 2022, the remaining pledge of $0.4 million is recorded in accrued liabilities and is expected to be paid out within the next 12 months.
In June 2019, we entered into a consulting agreement (the “Master Agreement”) with Abundant Venture Innovation Accelerator (“AVIA”), a company that engages in business incubation activities. AVIA is a related party to the Company because Ted Meisel, a member of our Board of Directors as of September 1, 2021, also serves on the board of directors of AVIA. We also entered into a consulting agreement (the “Consulting Milestone Agreement”) with AVIA, to provide services related to expanding our contractual relationships with health system providers. Pursuant to the Master Agreement and the Consulting Milestone Agreement, the Company agreed to pay AVIA for business development activities. For the three months ended March 31, 2022 and 2021, we paid $0.1 million and $0.3 million, respectively for these consulting services. We additionally issue Common Stock for certain milestones achieved and as of March 31, 2022, a commitment of $0.04 million is recorded in other long-term liabilities.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the related notes thereto, presented in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The following discussion and analysis contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under Cautionary Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to the business of SomaLogic prior to the consummation of the Business Combination, and to the Company and its consolidated subsidiaries following the consummation of the Business Combination.
SomaLogic, Inc. and our Predecessor
SomaLogic was originally formed as a special purpose acquisition company under the name CM Life Sciences II Inc. for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. Prior to the Business Combination, it did not have historical financial operating results. SomaLogic Operating, our accounting predecessor, is a leading commercial-stage proteomics company. In connection with the Business Combination, SomaLogic Operating became a wholly owned subsidiary of SomaLogic.
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
Our suppliers have been impacted by the COVID-19 pandemic, and we have experienced supply delays for certain equipment, instrumentation and other supplies that we use for our services and products.
The COVID-19 pandemic continues to be dynamic and near-term challenges across the economy remain. We expect continued volatility and unpredictability related to the impact of COVID-19 on our business results. We continue to actively monitor the pandemic and we will continue to take appropriate steps to mitigate the adverse impacts on our business posed by the on-going spread of COVID-19.
Effects of Inflation
We do not believe that inflation has had a material effect on our results of operations for the three-month period ended March 31, 2022 and 2021; however, our business could be affected by inflation in the future which could have an adverse impact on results of operations.
Factors Affecting Our Performance
The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:
•Continued adoption of our services and products
◦We have a well-established base of marquee customer and Key Opinion Leaders (“KOL”) relationships in place, and as we grow further, we expect to win contracts with new customers and expand the scope of existing contracts with existing customers.
◦We plan to develop and grow our offering of reagents and corresponding solutions, including both small and large plex capabilities, site-of-service deployed assay options, and bioinformatics offerings to attract additional customers and cross-sell to existing customers.
◦Ongoing focus on growing our proteomics database and artificial intelligence and machine learning analytics to drive value and market opportunities.
•Continued investment in growth
◦Continue to invest significantly in our laboratory process and commercial infrastructure.
◦Investments in research and development will include hiring of employees with the necessary scientific and technical backgrounds to enable enhancements to our existing services and products and bring new services and products to market.
•Ability to lower the costs associated with performing the assay
◦Reduce the cost of raw materials by, in part, modifying our assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials and negotiating favorable terms for our materials purchases.
◦Reduce the cost of performing our SomaScan® assay as we move to either a less expensive array or Next Generation Sequencing system for our DNA readout of the protein concentrations present in a sample.
•Seasonality
◦Our revenue can be seasonal dependent upon the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends.
•Development and commercialization of clinical diagnostic tests
◦We aim to continue to advance our portfolio of clinical diagnostic tests that leverage our proprietary proteomics platform and artificial intelligence-enabled bioinformatics. By developing additional tests, the

Company can provide more options to customers and collaborators and further commercialize our platform driving growth in revenue.
•Expansion of our proteomic content
◦To maintain our competitive advantage, we plan to increase the number of protein reagents for commercial availability based on allocated funding, resource availability, and the successful validation of new reagents.
◦Upon successful commercialization of the new reagents, the impact to cost of revenue for the new proteomic content is estimated to be offset by the increased efficiencies we may gain from sample volume growth and value engineering initiatives.
Components of Results of Operations
Revenue
We derive our revenue from four primary sources: (1) assay services revenue, (2) product revenue, (3) collaboration revenue, and (4) other revenue. Customers include top biopharmaceutical companies and leading academic research universities.
Assay services revenue
We generate assay services revenue primarily from the sale of SomaScan® services. SomaScan® service revenue is derived from performing the SomaScan® assay on customer samples to generate data on protein biomarkers. We expect assay services revenue to increase over the long term with new and recurring sales opportunities. With the enhancement of our proteomic services, we expect to capture more market opportunities outside of the United States region, as well as winning contracts with new customers and expanding the scope of sales with existing customers.
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
Cost of product revenue
Cost of product revenue consists of raw materials and production costs, salaries and other personnel costs, overhead and other direct costs related to product revenue. Cost of product revenue is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product revenue in the condensed consolidated statements of operations and comprehensive loss. Cost of product revenue also includes royalty fees that the Company owes to third parties related to the sale of products.
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
As we continue to introduce new services and products, broaden our customer base and grow our business, we expect selling, general and administrative expenses to increase in future periods as the number of sales and marketing and administrative personnel grows. We also anticipate incurring increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as investor and public relations expenses associated with operating as a public company.
Interest income and other, net
Interest income and other, net primarily consists of interest earned on our cash equivalents and investments, which are invested in money market funds, commercial paper, U.S Treasuries, asset-backed securities, corporate bonds, and agency bonds.
Interest expense
Prior to the Business Combination, we had received various forms of financing including convertible debt, a credit agreement, and funds issued through the Paycheck Protection Program. Prior to the consummation of the Business Combination, these forms of debt were settled or forgiven. Interest expense is attributable to our borrowings under these debt agreements and non-cash amortization of debt issuance costs.
Change in fair value of warrant liabilities
Change in fair value of warrant liabilities consists of changes in fair value related to the Public Warrant and Private Warrant liabilities. The warrant liabilities are classified as marked-to-market liabilities pursuant to ASC 815, Derivatives and Hedging (“ASC 815”), and the corresponding increase or decrease in value impacts our net loss.
Change in fair value of earn-out liability
Change in fair value of earn-out liability consists of changes in the earn-out liability related to Earn-Out Shares issued as part of the Business Combination. The earn-out liability is classified as a marked-to-market liability pursuant to ASC 815 and the corresponding increase or decrease in value impacts our net loss.

Results of Operations
Comparison of the three months ended March 31, 2022 versus the three months ended March 31, 2021
Revenue

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Assay services revenue	$18,800	$14,573	$4,227	29%
Product revenue	453	193	260	135%
Collaboration revenue	763	763	—	—%
Other revenue	2,964	3,331	(367)	(11)%
Total revenue	$22,980	$18,860	$4,120	22%
Total revenue increased $4.1 million, or 22%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
The $4.2 million, or 29%, increase in assay services revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase in sample volumes, offset partially by a decrease in average selling price driven by customer mix.
Product revenue increased by $0.3 million, or 135%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in the volume of kits sold.
Other revenue decreased by $0.4 million, or 11%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decrease in grant revenue.
Cost of revenue

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Cost of assay services revenue	$11,380	$6,155	$5,225	85%
Cost of product revenue	272	90	182	202%
Total cost of revenue	$11,652	$6,245	$5,407	87%
Total cost of revenue increased by $5.4 million, or 87%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Cost of assay services revenue increased by $5.2 million, or 85%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in cost of assay services revenue was primarily due to an increase in sample volumes. Additionally, our facilities experienced varying degrees of production inefficiencies due to delays in sample receipts.
Cost of product revenue increased by $0.2 million, or 202%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in the volume of kits sold and an increase in the cost of materials.
Research and development

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Research and development	$13,800	$8,118	$5,682	70%
Research and development increased by $5.7 million, or 70%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in research and development was primarily due to a $3.2 million increase in professional services and supplies related to projects for reducing costs and content expansion, a $1.6 million increase in wages and benefits due to increased headcount in our research and development team and a $0.9 million increase in stock-based compensation expense due to new option and RSU grants and Earn-Out Shares issued to Earn-Out Service Providers.

Selling, general, and administrative

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Selling, general and administrative	$30,815	$12,809	$18,006	141%
Selling, general, and administrative increased by $18.0 million, or 141%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in selling, general and administrative was primarily due to a $2.2 million increase in advisory and management services incurred in relation to public-company compliance and other transactions, a $7.4 million increase in wages and benefits due to increased headcount in our commercial team, a $4.1 million increase in services incurred related to marketing initiatives and product development, a $4.3 million increase in stock-based compensation expense due to new option and RSU grants and Earn-Out Shares issued to Earn-Out Service Providers.
Other income (expense)

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Other income (expense):
Interest income and other, net	$206	$2	$204	NM
Interest expense	—	(1,174)	1,174	(100)%
Change in fair value of warrant liabilities	12,640	—	12,640	NM
Change in fair value of earn-out liability	16,462	—	16,462	NM
Total other income (expense)	$29,308	$(1,172)	$30,480
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Interest income and other, net increased by $0.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to an average higher cash equivalents and investment balances during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Interest expense decreased by $1.2 million, or (100)%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the interest on the credit agreement during the three months ended March 31, 2021. The credit agreement was paid back in full in April 2021.
The change in fair value of warrant liabilities resulted in a gain of $12.6 million during the three months ended March 31, 2022, due to the quarterly remeasurement of the warrant liabilities. The warrant liabilities were recorded as part of the Business Combination and did not exist during the three months ended March 31, 2021. Therefore no remeasurement of the warrant liabilities was recorded in the prior period.
The change in fair value of the earn-out liability resulted in a gain of $16.5 million for the three months ended March 31, 2022, due to the quarterly remeasurement of the earn-out liability. The earn-out liability was recorded as part of the Business Combination and did not exist during the three months ended March 31, 2021. Therefore no remeasurement of the earn-out liability was recorded in the prior period.
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
Adjusted EBITDA
We calculate Adjusted EBITDA as net loss adjusted to exclude interest expense, net, depreciation and amortization, and other non-recurring items. The other non-recurring items include the change in the fair value of warrant liabilities and the earn-out liability.
The following table is a reconciliation of net loss in accordance with GAAP to non-GAAP adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(3,979)	$(9,484)
Adjustments to reconcile to EBITDA:
Interest expense, net	(206)	1,172
Depreciation and amortization	755	703
EBITDA	(3,430)	(7,609)
Adjustments to reconcile to Adjusted EBITDA:
Change in fair value of warrant liabilities (1)	(12,640)	—
Change in fair value of earn-out liability (2)	(16,462)	—
Adjusted EBITDA	$(32,532)	$(7,609)
(1)    Represents change in fair value of warrant liabilities. See Note 4, Fair Value Measurements, for more details.
(2)    Represents change in fair value of earn-out liability. See Note 4, Fair Value Measurements, for more details.
Liquidity and Capital Resources
Liquidity Outlook
We believe that our existing cash and cash equivalents and investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our sample volume growth rate, the pace of expansion of sales and marketing activities, the timing and extent of spending to supporting research and development efforts, the introduction of new and enhanced products and services, and the level of costs to operate as a public company. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies.
Cash Sources
Historically, our primary sources of liquidity have been proceeds from the Business Combination, cash collected from our customers, net proceeds from sale of our capital stock, and borrowings from debt facilities. During the first three months of 2022, our primary source of liquidity was cash collected from our customers in the amount of $47.2 million.
As of March 31, 2022, we did not have any outstanding debt.
Cash Uses
Historically, our primary use of cash has been to investment in research and development, our laboratory process, commercial infrastructure and scale our operations to support growth.
We may be required to seek additional equity or debt financing. In the event we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
We also have entered into various non-cancelable operating lease agreements for administrative and laboratory facilities. As of March 31, 2022, our total future minimum lease commitments were $5.1 million, and we have two lease agreements for buildings to be constructed in Louisville, Colorado, with lease terms that are expected to commence in 2023. See Note 5, Leases, for more information on our lease commitments.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(4,120)	$(3,891)
Net cash provided by (used in) investing activities	5,572	(75,682)
Net cash provided by financing activities	1,242	617
Effect of exchange rates on cash, cash equivalents and restricted cash	(10)	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,684	$(78,961)
Cash flows from operating activities
Cash used in operating activities for the three months ended March 31, 2022 was $4.1 million, and was primarily attributable to a net loss of $4.0 million, which included a non-cash gain on the change in fair value of the earn-out liability of $16.5 million and a non-cash gain on the change in fair value of warrant liabilities of $12.6 million. This was partially offset by non-cash stock-based compensation expense of $8.7 million, non-cash depreciation and amortization of $0.8 million, non-cash lease expense of right of use asset of $0.4 million, non-cash provision for excess and obsolete inventory of $0.1 million, non-cash amortization of premium on available-for-sale securities, net, of $0.1 million, and non-cash provision of doubtful accounts of $0.1 million. Additionally, we experienced a net increase in our operating assets and liabilities of $18.8 million, which was primarily due to the $29.2 million increase in deferred revenue and a $2.2 million increase in accounts payable. These changes were partially offset by a $5.5 million decrease in accrued and other liabilities, a $5.0 million increase in accounts receivable, and a $1.9 million increase in inventory.
Cash used in operating activities for the three months ended March 31, 2021 was $3.9 million, which was primarily attributable to a net loss of $9.5 million and was partially offset by non-cash stock-based compensation expense of $3.3 million, non-cash depreciation and amortization of $0.7 million, and non-cash amortization of debt issuance costs, discounts and premiums of $0.2 million. Additionally, we experienced a net increase in our operating assets and liabilities of $1.1 million, which was primarily due to the $2.6 million decrease in accounts receivable, a $1.0 million increase in accounts payable as a result of advisory services incurred related to the Business Combination, and a $0.9 million increase in deferred revenue. These changes were partially offset by a $2.6 million decrease in accrued and other liabilities and a $0.7 million increase in inventory.
Cash flows from investing activities
Cash provided by investing activities for the three months ended March 31, 2022 was $5.6 million, consisting of $7.7 million for the proceeds from sales and maturities of available-for-sale securities, net of purchase of available-for-sale securities, and $2.2 million for the purchase of property and equipment.
Cash used in investing activities for the three months ended March 31, 2021 was $75.7 million, consisting of $75.5 million for the purchase of available-for-sale securities, net of proceeds from sales and maturities of available-for-sale securities, and $0.2 million for the purchase of property and equipment.
Cash flows from financing activities
Cash provided by financing activities for the three months ended March 31, 2022 was $1.2 million, which was attributable to the proceeds from the exercise of options to purchase our common stock.
Cash provided by financing activities for the three months ended March 31, 2021 was $0.6 million, consisting of $0.8 million in proceeds from the exercise of options to purchase our common stock, partially offset by the payment of $0.2 million of deferred transaction costs related to the Business Combination.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs, expenses and related disclosures. We evaluate our estimates and judgments on an on-going basis. We base our estimates on current facts, historical and anticipated results, trends, and other relevant assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates, and such differences could be material to the Company’s condensed consolidated financial position and results of operations. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.
Our significant accounting policies are described in more detail in Note 2, Significant Accounting Policies, in our 2021 Form 10-K. Our most critical accounting policies and estimates are those that require difficult, subjective, and/or complex judgments and estimates and are used in the preparation of our consolidated financial statements. Our critical accounting policies and estimates are described in more detail in Critical Accounting Policies and Estimates in our 2021 Form 10-K. Other than information discussed herein, there have been no significant changes to our critical accounting policies and estimates disclosed in our 2021 Form 10K for the year ended December 31, 2021.
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
Warrant Liabilities
We classify the warrants as liabilities on the condensed consolidated balance sheets as these instruments are precluded from being indexed to our own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815. Since the warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities at fair value on the date of the Business Combination, with subsequent changes in their respective fair values recognized within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss at each reporting date.
Earn-Out Liability
As a result of the Business Combination, the Company recognized Earn-Out Shares contingently issuable to former stockholders of Old SomaLogic as a liability in accordance with ASC 815. The liability was included as part of the consideration transferred in the Business Combination and was recorded at fair value. The earn-out liability is remeasured at the end of each reporting period, with the corresponding change in fair value recognized within change in fair value of earn-out liability in the condensed consolidated statements of operations and comprehensive loss at each reporting date.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, based on the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.
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
As of March 31, 2022, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control – Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management determined that our internal control over financial reporting was not effective as of March 31, 2022, due to the material weaknesses described below.
Material Weakness
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
Remediation Plan
In response to this material weakness, our management has expended, and will continue to expend, a substantial amount of effort and resources on the remediation and improvement of our internal control over financial reporting. Our management developed a remediation plan, which includes the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience, implementing enhanced accounting and financial reporting training, resources and software, and continuing to report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies. More specifically, while we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials, software and documents and increased training, reviews and communication among our personnel. Our remediation plan can only be accomplished over time and will be continually reviewed to assess whether we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.1†	Lease Agreement, dated February 10, 2022, between SomaLogic Operating Co., Inc. and Louisville 1 Industrial Owner, LLC.	8-K	10.1	2/16/2022
10.2†	Lease Agreement, dated February 10, 2022, between SomaLogic Operative Co., Inc. and Louisville 2 Industrial Owner, LLC.	8-K	10.2	2/16/2022
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.IN*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SomaLogic, Inc.

Date:	May 16, 2022	By:	/s/ Roy Smythe
Roy Smythe
Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2022	By:	/s/ Shaun Blakeman
Shaun Blakeman
Chief Financial Officer
(Principal Financial and Accounting Officer)