Form 10-Q
period 2022-06-30
SomaLogic, Inc.
filed 2022-08-15
CIK 1837412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 5, 2022, there were approximately 183,453,347 shares of the registrant's common stock outstanding.

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

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
SomaLogic, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$418,182	$439,488
Investments	200,912	218,218
Accounts receivable, net	13,681	17,074
Inventory	20,768	11,213
Deferred costs of services	8	462
Prepaid expenses and other current assets	5,158	5,097
Total current assets	658,709	691,552
Non-current inventory	2,547	4,085
Property and equipment, net of accumulated depreciation of $16,448 and $15,244 as of June 30, 2022 and December 31, 2021, respectively	15,857	9,557
Other long-term assets	8,966	908
Total assets	$686,079	$706,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,076	$15,089
Accrued liabilities	9,305	11,109
Deferred revenue	5,300	3,021
Other current liabilities	1,250	66
Total current liabilities	34,931	29,285
Warrant liabilities	8,005	35,181
Earn-out liability	1,396	26,885
Deferred revenue, net of current portion	31,839	2,364
Other long-term liabilities	2,690	363
Total liabilities	78,861	94,078
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 183,453,324 and 181,552,241 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	18	18
Additional paid-in capital	1,134,024	1,110,991
Accumulated other comprehensive loss	(947)	(72)
Accumulated deficit	(525,877)	(498,913)
Total stockholders’ equity	607,218	612,024
Total liabilities and stockholders’ equity	$686,079	$706,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Assay services revenue	$10,931	$16,236	$29,731	$30,809
Product revenue	714	462	1,167	655
Collaboration revenue	762	762	1,525	1,525
Other revenue	1,737	2,320	4,701	5,651
Total revenue	14,144	19,780	37,124	38,640
Operating expenses
Cost of assay services revenue	6,571	7,656	17,951	13,811
Cost of product revenue	506	329	778	419
Research and development	17,636	8,590	31,436	16,708
Selling, general and administrative	36,812	14,833	67,627	27,642
Total operating expenses	61,525	31,408	117,792	58,580
Loss from operations	(47,381)	(11,628)	(80,668)	(19,940)
Other income (expense)
Interest income and other, net	833	69	1,039	71
Interest expense	—	(148)	—	(1,322)
Change in fair value of warrant liabilities	14,536	—	27,176	—
Change in fair value of earn-out liability	9,027	—	25,489	—
Loss on extinguishment of debt, net	—	(1,630)	—	(1,630)
Total other income (expense)	24,396	(1,709)	53,704	(2,881)
Net loss	$(22,985)	$(13,337)	$(26,964)	$(22,821)

Other comprehensive loss
Net unrealized loss on available-for-sale securities	$(209)	$14	$(861)	$8
Foreign currency translation (loss) gain	(11)	—	(14)	1
Total other comprehensive (loss) gain	(220)	14	(875)	9
Comprehensive loss	$(23,205)	$(13,323)	$(27,839)	$(22,812)

Net loss per share, basic and diluted	$(0.13)	$(0.12)	$(0.15)	$(0.20)
Weighted-average shares outstanding, basic and diluted	183,143,391	114,904,241	182,599,949	114,691,007
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share amounts)

	Three Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	182,176,926	$18	—	$—	$1,120,910	$(727)	$(502,892)	$617,309
Issuance of Common Stock upon exercise of options	1,241,871	—	—	—	3,510	—	—	3,510
Shares issued under employee stock purchase plan	34,527	—	—	—	133	—	—	133
Stock-based compensation	—	—	—	—	9,471	—	—	9,471
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(209)	—	(209)
Foreign currency translation loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(22,985)	(22,985)
Balance at June 30, 2022	183,453,324	$18	—	$—	$1,134,024	$(947)	$(525,877)	$607,218

	Three Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	74,166,739	$742	(131,344)	$(408)	$398,910	$(7)	$(420,850)	$(21,613)
Retrospective application of recapitalization	40,659,113	(731)	131,344	408	202,439	—	—	202,116
Balance at March 31, 2021	114,825,852	11	—	—	601,349	(7)	(420,850)	180,503
Issuance of Common Stock upon exercise of options	545,677	—	—	—	1,915	—	—	1,915
Issuance of Common Stock for services	—	—	—	—	150	—	—	150
Stock-based compensation	—	—	—	—	4,614	—	—	4,614
Net unrealized gain on available-for-sale securities	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	(13,337)	(13,337)
Balance at June 30, 2021	115,371,529	$11	—	$—	$608,028	$7	$(434,187)	$173,859
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share amounts)

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	181,552,241	$18	—	$—	$1,110,991	$(72)	$(498,913)	$612,024
Issuance of Common Stock upon exercise of options	1,866,556	—	—	—	4,752	—	—	4,752
Shares issued under employee stock purchase plan	34,527	—	—	—	133	—	—	133
Issuance of Common Stock for services	—	—	—	—	50	—	—	50
Stock-based compensation	—	—	—	—	18,098	—	—	18,098
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(861)	—	(861)
Foreign currency translation loss	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(26,964)	(26,964)
Balance at June 30, 2022	183,453,324	$18	—	$—	$1,134,024	$(947)	$(525,877)	$607,218

	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	73,481,228	$735	(113,220)	$(352)	$394,786	$(2)	$(411,366)	$(16,199)
Retrospective application of recapitalization	40,785,287	(724)	113,220	352	202,488	—	—	202,116
Balance at December 31, 2020	114,266,515	$11	—	$—	$597,274	$(2)	$(411,366)	$185,917
Issuance of Common Stock upon exercise of options	957,466	—	—	—	2,792	—	—	2,792
Issuance of Common Stock for services	162,737	—	—	—	264	—	—	264
Stock-based compensation	—	—	—	—	7,754	—	—	7,754
Surrender of shares in cashless exercise	(15,189)	—	—	—	(56)	—	—	(56)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	8	—	8
Foreign currency translation gain	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(22,821)	(22,821)
Balance at June 30, 2021	115,371,529	$11	—	$—	$608,028	$7	$(434,187)	$173,859
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(26,964)	$(22,821)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	18,131	8,016
Depreciation and amortization	1,718	1,377
Amortization of debt issuance costs, discounts and premiums	—	258
Noncash lease expense	(746)	—
Change in fair value of compound derivative liability	—	7
Change in fair value of warrant liabilities	(27,176)	—
Change in fair value of earn-out liability	(25,489)	—
Amortization of premium on available-for-sale securities, net	82	155
Provision for excess and obsolete inventory	142	385
Provision (recovery) for doubtful accounts	17	(36)
Loss on extinguishment of debt, net	—	1,630
Paid-in-kind interest	—	165
Other	6	7
Changes in operating assets and liabilities:
Accounts receivable	3,376	3,919
Inventory	(8,159)	109
Deferred costs of services	454	(271)
Prepaid expenses and other current assets	(64)	(570)
Other long-term assets	1,182	—
Accounts payable	3,454	172
Deferred revenue	31,754	2,502
Accrued and other liabilities	(2,655)	(877)
Payment of paid-in-kind interest on extinguishment of debt	—	(752)
Net cash used in operating activities	(30,937)	(6,625)
Investing activities
Proceeds from sale of property and equipment	—	8
Purchase of property and equipment	(7,477)	(962)
Purchase of available-for-sale securities	(112,287)	(102,106)
Proceeds from sales and maturities of available-for-sale securities	128,650	30,872
Net cash provided by (used in) investing activities	8,886	(72,188)
Financing activities
Repayment of long-term debt	—	(36,512)
Payment of deferred transaction costs	—	(4,686)
Proceeds from exercise of stock options	4,885	2,738
Net cash provided by (used in) financing activities	4,885	(38,460)
Effect of exchange rates on cash, cash equivalents and restricted cash	(20)	(3)
Net decrease in cash, cash equivalents and restricted cash	(17,186)	(117,276)
Cash, cash equivalents and restricted cash at beginning of period	440,268	165,194
Cash, cash equivalents and restricted cash at end of period	$423,082	$47,918

SomaLogic, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$—	$1,627
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$533	$910
Operating lease assets obtained in exchange for lease obligations	4,134	—
Surrender of shares in cashless exercise	—	56
Issuance of Common Stock for services	50	262
Transaction costs included in accounts payable	—	685
Forgiveness of Paycheck Protection Program loan and accrued interest	—	3,561

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$418,182	$47,138
Restricted cash included in other long-term assets	4,900	780
Total cash, cash equivalents and restricted cash at end of period	$423,082	$47,918
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
COVID-19 Pandemic
The Company is subject to ongoing uncertainty concerning the Coronavirus Disease 2019 (“COVID-19”) pandemic, including its length and severity and its effect on the Company’s business. Our suppliers have been impacted by the COVID-19 pandemic, and we have experienced supply delays for certain equipment, instrumentation, and other supplies that we use for our services and products.
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
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenues and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	June 30, 2022	December 31, 2021	Three months ended June 30,		Six months ended June 30,
			2022	2021	2022	2021
Customer A	*	10%	*	22%	25%	22%
Customer B	*	*	*	14%	*	25%
Customer C	28%	20%	*	10%	10%	13%
Customer D	*	26%	*	*	*	*
*    less than 10%
International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. The risks of international sales are mitigated in part by the fact that contracts are in U.S. dollars. Customers outside the United States collectively represent 33% and 31% of the Company’s revenues for the three months ended June 30, 2022 and 2021, respectively, and 40% and 28% for the six months ended June 30, 2022 and 2021, respectively. Customers outside of the United States collectively represented 24% and 18% of the Company’s gross accounts receivable balance as of June 30, 2022 and December 31, 2021, respectively.
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
Warrant Liabilities
During February 2021, in connection with CMLS II’s initial public offering, CMLS II issued 5,519,991 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, with the consummation of the CMLS II initial public offering, CMLS II issued 5,013,333 warrants through a private placement (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to purchase shares of Common Stock at $11.50 per share. All of the Warrants were outstanding as of June 30, 2022.
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
Product Revenue
Product revenue primarily consists of equipment and kit sales to customers who assay samples in their own laboratories. Equipment is generally accounted for as a bundle with installation, qualification and training services. Revenue is recognized over time based on the progress made toward achieving the performance obligation utilizing input methods, including costs and labor hours incurred. The Company receives fixed consideration per kit and revenue from kit sales is recognized upon transfer of control to the customer. Shipping and handling costs billed to customers are included in product revenue in the condensed consolidated statements of operations and comprehensive loss.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Illumina Cambridge, Ltd.
On December 31, 2021, the Company entered into a multi-year arrangement with Illumina Cambridge, Ltd. (“Illumina Agreement”) to jointly develop and commercialize co-branded kits that will combine Illumina’s Next Generation Sequencing (“NGS”) technology with SomaLogic’s SomaScan technology. Pursuant to the agreement, we received a non-refundable upfront payment of $30.0 million on January 4, 2022. This arrangement is accounted for in accordance with Topic 606 by analogy. The Company concluded there are two performance obligations: (1) combined performance obligation that includes the following material promises: licenses, patents, training, transfer of know-how and SOMAmer reagents necessary to use the SomaScan technology (“Bundled SomaScan Technology”), and (2) an option to purchase goods post-commercialization with a material right (“Material Right”). The total transaction price is subject to a constraint since it is uncertain that commercialization will be achieved; and therefore the transaction price was determined to be $30.0 million and was allocated to each of the performance obligations identified on a relative standalone selling price basis.
Bundled SomaScan Technology: Revenue is recognized as control transfers when the SOMAmer reagents are shipped. The Company estimated the standalone selling price (“SSP”) based on observable pricing of similar performance obligations.
Material Right: Revenue is recognized when Illumina exercises its option to purchase goods post-commercialization. The Company estimated the SSP based on the incremental discount adjusted for the likelihood that Illumina will exercise the option.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Contract Modification: In June 2022, Illumina issued a purchase order that changed the future obligations due from SomaLogic under the Illumina Agreement. The purchase order represents a contract modification that is accounted for prospectively as if it were a termination of the existing contract and the creation of a new contract.
As a result, the Company determined that there were three new performance obligations (total of five performance obligations): (1) equipment bundle that includes customization services, integration services, system qualification services, site initiation services and training (“Equipment Bundle”), (2) qualification kits, and (3) support services. The contract modification resulted in an increase in the transaction price of $0.5 million. The updated transaction price was allocated between the performance obligations on a relative SSP basis.
Equipment Bundle: Revenue is recognized over time based on the progress made toward achieving the performance obligation utilizing input methods, including costs and labor hours incurred. The Company estimated the SSP based on observable pricing of similar performance obligations.
Qualification Kits: Revenue is recognized as control transfers when the qualification kits are shipped. The Company estimated the SSP based on observable pricing of similar performance obligations.
Support Services: Revenue is recognized for the support services over the service period, using an input method based on time. The Company estimated the SSP based on observable pricing of similar performance obligations.
During the three and six months ended June 30, 2022, the Company recognized $0.1 million of revenue pursuant to the Illumina Agreement.
Restricted Cash
Restricted cash represents cash on deposit with a financial institution as security for letters of credit outstanding for the benefit of the landlords related to operating leases. The restricted cash is classified as other long-term assets on the condensed consolidated balance sheets based on the terms of the underlying leases. As of June 30, 2022 and December 31, 2021, the restricted cash on deposit was $4.9 million and $0.8 million, respectively.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Accounting Standards Not Yet Adopted
Financial Instruments — Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which sets forth a “current expected credit loss” (CECL) model that requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which extends the effective date of ASU 2016-13 for non-public business entities. ASU 2016-13, as amended, is effective for us on January 1, 2023, with early adoption permitted. We are currently evaluating the impact of adopting the standard on our condensed consolidated financial statements and related disclosures.
Convertible Debt, Contracts in an Entity’s Own Equity and EPS. In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt by removing the requirements to separately present certain conversion features in equity. In addition, the amendment also simplifies the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity's Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity. Further, contracts which can be settled in cash or shares, excluding liability-classified share-based payment awards, are to be included in diluted earnings per share using the “if-converted” method if the effect is dilutive, regardless of whether the entity or the counterparty can choose between cash and share settlement. The share-settlement presumption may not be rebutted based on past experience or a stated policy. ASC 2020-06 is effective for us on January 1, 2024, although early adoption is permitted. ASU 2020-06 may be adopted through either the fully retrospective or modified retrospective method of transition. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures.
Note 3 — Revenue
The following table provides information about disaggregated revenue by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Assay services revenue	$10,931	$16,236	$29,731	$30,809
Product revenue	714	462	1,167	655
Collaboration revenue	762	762	1,525	1,525
Other revenue:
Royalties	930	2,050	3,885	5,050
Other	807	270	816	601
Total other revenue	1,737	2,320	4,701	5,651
Total revenue	$14,144	$19,780	$37,124	$38,640
Contract Balances and Remaining Performance Obligations
As of June 30, 2022 and December 31, 2021, deferred revenue of $37.1 million and $5.4 million, respectively, was comprised of balances related to our collaboration revenue, assay services, and other revenue. As of June 30, 2022 and December 31, 2021, the portion of deferred revenue related to collaboration revenue was $4.4 million and $3.9 million, respectively, which is being recognized on a straight-line basis over the period of performance. As of June 30, 2022, the estimated remaining performance period is 2.8 years. As of June 30, 2022 and December 31, 2021, the portion of

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
deferred revenue related to assay services and other revenue was $2.7 million and $1.5 million, respectively. As of June 30, 2022, the deferred revenue related to assay services and other revenue will be recognized within 12 months.

As of June 30, 2022 and December 31, 2021, the deferred revenue related to the Illumina Agreement amounted to $30.0 million and nil, respectively. As of June 30, 2022, the estimated remaining performance obligation period is approximately nine years.
A summary of the change in contract liabilities is as follows:

(in thousands)	June 30, 2022	December 31, 2021
Balance at beginning of period	$5,385	$5,177
Recognition of revenue included in balance at beginning of period	(1,618)	(1,762)
Revenue deferred during the period, net of revenue recognized	33,372	1,970
Balance at end of period	$37,139	$5,385
Note 4 — Fair Value Measurements
Assets measured at fair value on a recurring basis
The following tables set forth our financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements:

As of June 30, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$76,006	$—	$—	$76,006	Level 1
Money market funds	328,933	—	—	328,933	Level 1
Commercial paper	13,246	—	(3)	13,243	Level 2
Total cash and cash equivalents	418,185	—	(3)	418,182
Investments:
Commercial paper	122,813	—	(364)	122,449	Level 2
U.S. Treasuries	60,612	—	(430)	60,182	Level 2
Asset-backed securities	4,011	—	(11)	4,000	Level 2
Corporate bonds	9,405	—	(72)	9,333	Level 2
Agency bonds	5,000	—	(52)	4,948	Level 2
Total investments	201,841	—	(929)	200,912
Total assets measured at fair value on a recurring basis	$620,026	$—	$(932)	$619,094

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$114,533	$—	$—	$114,533	Level 1
Money market funds	324,955	—	—	324,955	Level 1
Total cash and cash equivalents	439,488	—	—	439,488
Investments:
Commercial paper	177,852	16	(57)	177,811	Level 2
U.S. Treasuries	12,021	—	(9)	12,012	Level 2
Asset-backed securities	12,084	—	(8)	12,076	Level 2
Corporate bonds	16,332	—	(13)	16,319	Level 2
Total investments	218,289	16	(87)	218,218
Total assets measured at fair value on a recurring basis	$657,777	$16	$(87)	$657,706

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
As all of our available-for-sale securities have been held for less than a year as of both June 30, 2022 and December 31, 2021, no security has been in an unrealized loss position for 12 months or greater. We evaluated our securities for other-than temporary impairment and considered the decline in market value for the securities to be primarily attributed to current economic and market conditions. It is not more likely than not that we will be required to sell the securities, and we do not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, the available-for-sale securities were not considered to be other-than-temporarily impaired as of June 30, 2022 and December 31, 2021.
Liabilities measured at fair value on a recurring basis
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	June 30, 2022	December 31, 2021	Fair Value Level
Warrant liability - public warrants	$4,195	$18,437	Level 1
Warrant liability - private placement warrants	3,810	16,744	Level 2
Earn-out liability	1,396	26,885	Level 3
Total liabilities measured at fair value on a recurring basis	$9,401	$62,066
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
The significant unobservable inputs used in the Monte Carlo simulation to measure the Earn-Out Shares that are categorized within Level 3 of the fair value hierarchy were as follows:

	June 30, 2022	December 31, 2021
Stock price on valuation date	$4.52	$11.64
Volatility	73.8%	85.6%
Risk-free rate	2.76%	0.34%
Dividend yield	—%	—%
The change in the fair value of the earn-out liability for the six months ended June 30, 2022 is summarized as follows:

(in thousands)	Fair Value
Balance as of December 31, 2021	$26,885
Change in fair value of earn-out liability	25,489
Balance as of June 30, 2022	$1,396
Note 5 — Leases
We have operating leases for certain office spaces with lease terms ranging from two to five years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at our election to renew or extend the leases for additional periods ranging from three

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
to ten years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as we did not consider the exercise of these options to be reasonably certain.
Lease Costs
Lease costs for operating leases are recognized on a straight-line basis over the lease term. The total lease cost for the period was as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2022
Operating lease cost	$406	$807
Variable lease cost	209	390
Short-term lease cost	12	23
Total lease cost	$627	$1,220
Rent expense for the three and six months ended June 30, 2021 was $0.5 million and $0.9 million, respectively.
Lease Maturities
The table below reconciles the undiscounted lease payment maturities to the lease liabilities for our operating leases as of June 30, 2022:

(in thousands)	June 30, 2022
Remainder of 2022	$925
2023	1,905
2024	810
2025	834
2026	144
Total	4,618
Less: amount of lease payments representing interest	(181)
Less: tenant improvement allowance yet to be received	(534)
Present value of future minimum lease payments	3,903
Less: current operating lease liabilities (included in other current liabilities)	(1,250)
Long-term operating lease liabilities (including in other long-term liabilities)	$2,653
Supplemental Lease Information
Supplemental information related to our operating leases was as follows:

June 30, 2022
Weighted average remaining lease term	2.8 years
Weighted average discount rate	2.6%
Cash paid for amounts included in the measurement of our operating lease liabilities for the six months ended June 30, 2022 was $0.9 million.
As of June 30, 2022, we executed two separate lease agreements to lease buildings pending construction that have not yet commenced. Both leases will expire on November 30, 2033, unless extended or early terminated in accordance with the terms of the lease. In accordance with the lease agreements, we made a deposit of $4.1 million during the first quarter of 2022, which is classified as restricted cash and included in other long-term assets in the condensed consolidated balance sheets. The deposits are restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of one of the Company’s facilities.
Our obligation to pay rent for each building will begin approximately six months following the applicable commencement date of each lease. The annual base rent for each lease is approximately $1.3 million per year. Each lease is subject to annual increases of approximately 3% per annum, up to approximately $1.8 million per year in the final year of the term. Both leases include tenant improvement allowances in the amount of approximately $3.5 million per lease. We have the right to extend the term of these leases for 3 consecutive periods of 60 months each following the end of the then-current term.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 6 — Inventory

Inventory was comprised of the following:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$21,905	$15,205
Work in process	1,401	—
Finished goods	9	93
Total inventory	$23,315	$15,298
Inventory (current)	$20,768	$11,213
Non-current inventory	$2,547	$4,085
Note 7 — Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued compensation	$7,719	$9,832
Accrued charitable contributions	400	400
Accrued medical claims	567	398
Other	619	479
Total accrued liabilities	$9,305	$11,109
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
Note 9 — Debt
As of June 30, 2022 and December 31, 2021, we did not have any debt outstanding.
Prior to the Business Combination, we had received various forms of debt including convertible debt, a credit agreement, and funds issued through the Paycheck Protection Program. Prior to the consummation of the Business Combination, these forms of debt were settled or forgiven. The loan resulting from the Paycheck Protection Program was forgiven during the second quarter of 2021 and resulted in a gain on extinguishment of debt of $3.6 million for the three and six months ended June 30, 2021. The debt under the Company’s credit agreement was settled in the second quarter of 2021, which resulted in a $5.2 million loss on extinguishment of debt for the three and six months ended June 30, 2021.
Interest expense incurred during the three and six months ended June 30, 2021 was related to these forms of debt, primarily from the Company’s credit agreement.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 10 — Stockholders' Equity
Under our amended and restated certificate of incorporation, we are authorized to issue 600,000,000 shares of Common Stock, par value of $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.
As of June 30, 2022, there were an aggregate of 5,519,991 and 5,013,333 outstanding public warrants and private placement warrants, respectively. Each warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share at any time commencing on February 25, 2022. The warrants will expire on September 1, 2026 or earlier upon redemption or liquidation.
There have been no significant changes to our Common Stock, preferred stock, and our public and private placement warrants, including warrant redemption terms disclosed in our 2021 Form 10-K.
Note 11 — Stock-based Compensation
Stock-based compensation includes grants of equity incentive awards in the form of stock options and other stock-based awards as well as the issuance of common stock under a consulting agreement with a related party (see Note 14, Related Parties) and issuance of Earn-Out Shares to service providers in connection with the Business Combination. Stock-based compensation also includes the impact of common stock purchased through our employee stock purchase plan, which allows eligible employees to purchase shares of our common stock at a price equal to 85% of their fair market value on the last day of a defined offering period. In January 2022, we increased the reserve of Common Stock for issuance under all incentive plans by 9 million shares in accordance with our 2021 Omnibus Incentive Plan. There have been no significant changes to our equity incentive plans and types of stock-based incentive awards disclosed in our 2021 Form 10-K.
Stock-based compensation was recorded in the condensed consolidated statements of operations and comprehensive loss as shown in the following table:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of assay services revenue	$292	$92	$583	$181
Cost of product revenue	18	5	25	6
Research and development	1,834	871	3,566	1,574
Selling, general and administrative	7,316	3,796	13,957	6,255
Total stock-based compensation	$9,460	$4,764	$18,131	$8,016
Stock-based compensation will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, modification of awards, employee forfeitures and the timing of the awards. Expense related to each stock option and restricted stock unit (“RSU”) award is recognized on a straight-line basis over the requisite service period of the entire award.
The following table summarizes our award activity for stock options and RSUs for the six months ended June 30, 2022:

	Stock Options(1)	RSUs(2)
Outstanding as of December 31, 2021	19,702,845	—
Granted	5,702,256	557,756
Exercised	(1,866,556)	—
Forfeited	(505,952)	(11,044)
Expired	—	n/a
Outstanding as of June 30, 2022	23,032,593	546,712
(1)    The stock options generally vest over four years, with 25% vesting upon the first-year anniversary of the grant date and the remaining options vesting ratably each month thereafter.
(2)    The RSUs vest subject to the satisfaction of service requirements. The grant date fair values of these awards are determined based on the closing price of our Common Stock on the date of grant.
Note 12 — Income Taxes
There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets in the United States. For the three and six months ended June 30, 2022 and 2021, the Company recognized no provision for income taxes in the

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
United States. The provision for foreign income taxes was immaterial for the three and six months ended June 30, 2022 and 2021.
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
Note 13 — Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Net loss	$(22,985)	$(13,337)	$(26,964)	$(22,821)
Weighted-average shares outstanding, basic and diluted	183,143,391	114,904,241	182,599,949	114,691,007
Net loss per share, basic and diluted	$(0.13)	$(0.12)	$(0.15)	$(0.20)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive shares:
Stock options to purchase common stock	23,032,593	15,636,018	23,032,593	15,636,018
Public warrants and private placement warrants	10,533,324	—	10,533,324	—
Convertible debt (on an if-converted basis)	—	571,106	—	571,106
Unvested RSUs outstanding	546,712	—	546,712	—
Total anti-dilutive shares	34,112,629	16,207,124	34,112,629	16,207,124
Note 14 — Related Parties
The Company did not make any payments for an unconditional contribution to a related party during the six months ended June 30, 2022 or 2021. As of June 30, 2022, the remaining pledge of $0.4 million is recorded in accrued liabilities and is expected to be paid out within the next 12 months.
In June 2019, we entered into a consulting agreement (the “Master Agreement”) with Abundant Venture Innovation Accelerator (“AVIA”), a company that engages in business incubation activities. AVIA is a related party to the Company because Ted Meisel, a member of our Board of Directors as of September 1, 2021, also serves on the board of directors of AVIA. We also entered into a consulting agreement (the “Consulting Milestone Agreement”) with AVIA, to provide services related to expanding our contractual relationships with health system providers. Pursuant to the Master Agreement and the Consulting Milestone Agreement, the Company agreed to pay AVIA for business development activities. In June 2022, we amended the Consulting Milestone Agreement to redefine the milestones and payment terms. For the six months ended June 30, 2022 and 2021, we paid $0.3 million and $0.3 million, respectively for these consulting services.
Note 15 — Subsequent Events
On July 25, 2022, the Company entered into an acquisition agreement to acquire 100% of the outstanding shares of Palamedrix, Inc. ("Palamedrix"). Palamedrix is a DNA nano tech firm that provides deep scientific and engineering expertise, miniaturization technology and enhanced ease-of-use capabilities that the Company intends to leverage as it develops the next generation of SomaScan® Assay. The purchase price includes initial cash consideration of $14 million, initial stock consideration of $21 million and contingent consideration up to $17.5 million based on certain milestones. In connection with this acquisition, we incurred approximately $0.7 million and $1.8 million of transaction costs during the three and six months ended June 30, 2022, respectively. The related costs are recorded in Selling, general and administrative on the condensed consolidated statement of operations and comprehensive loss. The acquisition is expected to close during the third quarter of 2022.

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
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the Coronavirus Disease 2019 (“COVID-19”) outbreak to be a global pandemic. Since then, COVID-19 has continued to spread throughout much of the United States and the world causing uncertainty and disruption to business activities.
Our suppliers and customers have been impacted by the COVID-19 pandemic, and we have experienced supply delays for certain equipment, instrumentation and other supplies that we use for our services and products as well as delays in customer sample receipt.
The COVID-19 pandemic continues to be dynamic and near-term challenges across the economy remain. We expect continued volatility and unpredictability related to the impact of COVID-19 on our business results. We continue to actively monitor the pandemic and we will continue to take appropriate steps to mitigate the adverse impacts on our business posed by the on-going spread of COVID-19.
Effects of Inflation
Inflation has impacted our results of operations for the six-month period ended June 30, 2022, and our business could continue to be affected by inflation in the future.
Factors Affecting Our Performance
The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:
•Continued adoption of our services and products:
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
◦We continue to focus on growing our proteomics database and artificial intelligence and machine learning analytics to drive value and market opportunities.
◦We expect our total revenue may vary from period to period based on, among other things, the timing and size of new contracts, fluctuations in customer consumption of and adoption trends, ramp time and productivity of our salesforce, the impact of significant transactions, and seasonality. Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our offering.
•Continued investment in growth:
◦We continue to invest significantly in our laboratory process and commercial infrastructure.
◦Investments in research and development will include hiring of employees with the necessary scientific and technical backgrounds to enable enhancements to our existing services and products and bring new services and products to market.
•Ability to lower the costs associated with performing the assay:
◦We intend to reduce the cost of raw materials by, in part, modifying our assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials and negotiating favorable terms for our materials purchases.
◦We intend to reduce the cost of performing our SomaScan® assay as we move to either a less expensive array or Next Generation Sequencing system for our DNA readout of the protein concentrations present in a sample.
•Seasonality:
◦Our revenue can be seasonal dependent upon the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends.
•Development and commercialization of clinical diagnostic tests:
◦We aim to continue to advance our portfolio of clinical diagnostic tests that leverage our proprietary proteomics platform and artificial intelligence-enabled bioinformatics. By developing additional tests, the Company can provide more options to customers and collaborators and further commercialize our platform driving growth in revenue.
•Expansion of our proteomic content:
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
•Macroeconomic conditions:
◦A deterioration in macroeconomic economic conditions including risk of recession, effects of inflation, labor shortages, supply chain issues and higher interest rates could impact both our and our customers’ operations. We could experience pricing pressure and decreased demand as a result.

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
Product revenue
Product revenue primarily consists of equipment and kit sales, which enable our customers to bring the SomaScan® proteomic platform in-house and to build lines of business based on this technology. In preparation for a full-scale re-launch, we have established agreements and installed equipment at several sites to deploy kits in the future. This will allow SomaLogic to quickly grow into new geographic regions and expand our customer base.
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

Loss on extinguishment of debt, net
Loss on extinguishment of debt, net consists of a loss on extinguishment of debt due to the repayment of the Amended and Restated Credit Agreement, and offset by a gain on extinguishment of debt due to forgiveness of the Paycheck Protection Program (“PPP”) loan during the three and six months ended June 30, 2021.
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
Results of Operations
Comparison of the three months ended June 30, 2022 versus the three months ended June 30, 2021
Revenue

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Assay services revenue	$10,931	$16,236	$(5,305)	(33)%
Product revenue	714	462	252	55%
Collaboration revenue	762	762	—	—%
Other revenue	1,737	2,320	(583)	(25)%
Total revenue	$14,144	$19,780	$(5,636)	(28)%

Total revenue decreased by $5.6 million, or 28%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
The $5.3 million, or 33%, decrease in assay services revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a decrease in sample volumes resulting from fluctuations in consumer consumption, offset partially by an increase in average selling price driven by customer mix.
Product revenue increased by $0.3 million, or 55%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the sale of equipment to new kits customers.
Other revenue decreased by $0.6 million, or 25%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a $1.1 million decrease in royalty revenue driven by a decrease in COVID research funding, offset by a $0.5 million increase in grant revenue.
Cost of revenue

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Cost of assay services revenue	$6,571	$7,656	$(1,085)	(14)%
Cost of product revenue	506	329	177	54%
Total cost of revenue	$7,077	$7,985	$(908)	(11)%
Total cost of revenue decreased by $0.9 million, or 11%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Cost of assay services revenue decreased by $1.1 million, or 14%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease in cost of assay services revenue was primarily due to a decrease in sample volumes resulting from fluctuations in consumer consumption. This decrease was offset by varying degrees of production inefficiencies due to delays in sample receipts.
Cost of product revenue increased by $0.2 million, or 54%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the sale of equipment to new kits customers.
Research and development

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Research and development	$17,636	$8,590	$9,046	105%
Research and development increased by $9.0 million, or 105%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in research and development was primarily due to a $4.7 million increase in professional services and supplies related to projects for reducing costs and content expansion, a $1.9 million increase related to increase in internal clinical studies, a $1.7 million increase in wages and benefits due to increased headcount in our research and development team and a $0.8 million increase in stock-based compensation expense due to new option and RSU grants and Earn-Out Shares issued to Earn-Out Service Providers.
Selling, general, and administrative

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Selling, general and administrative	$36,812	$14,833	$21,979	148%
Selling, general, and administrative increased by $22.0 million, or 148%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in selling, general and administrative was primarily due to a $4.4 million increase in advisory and management services incurred in relation to public-company compliance and other transactions, including costs incurred in relation to the Palamedrix acquisition, a $7.5 million increase in wages and benefits due to increased headcount in our commercial and administrative teams, a $6.4 million increase in services incurred related to marketing initiatives and product development, a $3.7 million increase in stock-based compensation expense due to new option, RSU grants and Earn-Out Shares issued to Earn-Out Service Providers.

Other income (expense)

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Other income (expense):
Interest income and other, net	$833	$69	$764	NM
Interest expense	—	(148)	148	(100)%
Change in fair value of warrant liabilities	14,536	—	14,536	NM
Change in fair value of earn-out liability	9,027	—	9,027	NM
Loss on extinguishment of debt, net	—	(1,630)	1,630	(100)%
Total other income (expense)	$24,396	$(1,709)	$26,105
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Interest income and other, net increased by $0.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to an average higher cash equivalents and investment balances as well as rising interest rates during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Interest expense decreased by $0.1 million, or 100%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the interest on the credit agreement during the three months ended June 30, 2021. The credit agreement was paid back in full in April 2021.
The change in fair value of warrant liabilities resulted in a gain of $14.5 million during the three months ended June 30, 2022, due to the quarterly remeasurement of the warrant liabilities. The warrant liabilities were recorded as part of the Business Combination and did not exist during the three months ended June 30, 2021. Therefore no remeasurement of the warrant liabilities was recorded in the prior period.
The change in fair value of the earn-out liability resulted in a gain of $9.0 million for the three months ended June 30, 2022, due to the quarterly remeasurement of the earn-out liability. The earn-out liability was recorded as part of the Business Combination and did not exist during the three months ended June 30, 2021. Therefore no remeasurement of the earn-out liability was recorded in the prior period.
Loss on extinguishment of debt, net of $1.6 million for the three months ended June 30, 2021 is due to a $5.2 million loss on extinguishment of debt as a result of the repayment of the Amended and Restated Credit Agreement in April 2021, offset by a $3.6 million gain on extinguishment of debt as of result of the forgiveness of the PPP loan in June 2021.
Comparison of the six months ended June 30, 2022 versus the six months ended June 30, 2021
Revenue

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Assay services revenue	$29,731	$30,809	$(1,078)	(3)%
Product revenue	1,167	655	512	78%
Collaboration revenue	1,525	1,525	—	—%
Other revenue	4,701	5,651	(950)	(17)%
Total revenue	$37,124	$38,640	$(1,516)	(4)%
Total revenue decreased by $1.5 million, or 4%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
The $1.1 million, or 3%, decrease in assay services revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a decrease in sample volumes resulting from fluctuations in consumer consumption.
Product revenue increased by $0.5 million, or 78%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the sale of equipment to new kits customers.
Other revenue decreased by $1.0 million, or 17%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a decrease in royalty revenue driven by a decrease in COVID research funding, offset by a slight increase in grant revenue.

Cost of revenue

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Cost of assay services revenue	$17,951	$13,811	$4,140	30%
Cost of product revenue	778	419	359	86%
Total cost of revenue	$18,729	$14,230	$4,499	32%
Total cost of revenue increased by $4.5 million, or 32%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Cost of assay services revenue increased by $4.1 million, or 30%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in cost of assay services revenue was primarily due to varying degrees of production inefficiencies due to delays in sample receipts.
Cost of product revenue increased by $0.4 million, or 86%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the sale of equipment to new kits customers.
Research and development

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Research and development	$31,436	$16,708	$14,728	88%
Research and development increased by $14.7 million, or 88%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in research and development was primarily due to a $8.8 million increase in professional services and supplies related to projects for reducing costs and content expansion, a $0.9 million increase in internal clinical studies, a $3.3 million increase in wages and benefits due to increased headcount in our research and development team and a $1.7 million increase in stock-based compensation expense due to new option and RSU grants and Earn-Out Shares issued to Earn-Out Service Providers.
Selling, general, and administrative

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Selling, general and administrative	$67,627	$27,642	$39,985	145%
Selling, general, and administrative increased by $40.0 million, or 145%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in selling, general and administrative was primarily due to a $6.4 million increase in advisory and management services incurred in relation to public-company compliance and other transactions, including costs incurred in relation to the Palamedrix acquisition, a $14.9 million increase in wages and benefits due to increased headcount in our commercial team, a $10.7 million increase in services incurred related to marketing initiatives and product development, and a $8.0 million increase in stock-based compensation expense due to new option and RSU grants and Earn-Out Shares issued to Earn-Out Service Providers.
Other income (expense)

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Other income (expense):
Interest income and other, net	$1,039	$71	$968	NM
Interest expense	—	(1,322)	1,322	(100)%
Change in fair value of warrant liabilities	27,176	—	27,176	NM
Change in fair value of earn-out liability	25,489	—	25,489	NM
Loss on extinguishment of debt, net	—	(1,630)	1,630	(100)%
Total other income (expense)	$53,704	$(2,881)	$56,585
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Interest income and other, net increased by $1.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to an average higher cash equivalents and investment balances as well as rising interest rates during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Interest expense decreased by $1.3 million, or 100%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the interest on the credit agreement during the three months ended June 30, 2021. The credit agreement was paid back in full in April 2021.
The change in fair value of warrant liabilities resulted in a gain of $27.2 million during the six months ended June 30, 2022, due to the quarterly remeasurement of the warrant liabilities. The warrant liabilities were recorded as part of the Business Combination and did not exist during the six months ended June 30, 2021. Therefore no remeasurement of the warrant liabilities was recorded in the prior period.
The change in fair value of the earn-out liability resulted in a gain of $25.5 million for the six months ended June 30, 2022, due to the quarterly remeasurement of the earn-out liability. The earn-out liability was recorded as part of the Business Combination and did not exist during the six months ended June 30, 2021. Therefore no remeasurement of the earn-out liability was recorded in the prior period.
Loss on extinguishment of debt, net of $1.6 million for the six months ended June 30, 2021 is due to a $5.2 million loss on extinguishment of debt as a result of the repayment of the Amended and Restated Credit Agreement in April 2021, offset by a $3.6 million gain on extinguishment of debt as of result of the forgiveness of the PPP loan in June 2021.
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
The following table is a reconciliation of net loss in accordance with GAAP to non-GAAP adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022		2021
Net loss	$(22,985)	$(13,337)	$(26,964)		$(22,821)
Adjustments to reconcile to EBITDA:
Interest income and other, net	(833)	(69)	(1,039)		(71)
Interest expense	—	148	—		1,322
Depreciation and amortization	963	674	1,718		1,377
EBITDA	(22,855)	(12,584)	(26,285)		(20,193)
Adjustments to reconcile to Adjusted EBITDA:
Loss on extinguishment debt, net (1)	—	1,630	—		1,630
Change in fair value of warrant liabilities (2)	(14,536)	—	(27,176)	—	—
Change in fair value of earn-out liability (3)	(9,027)	—	(25,489)		—
Adjusted EBITDA	$(46,418)	$(10,954)	$(78,950)		$(18,563)
(1)    Represents the $5.2 million loss on extinguishment of debt as a result of the repayment of the Amended and Restated Credit Agreement in April 2021 and offset by the $3.6 million gain on extinguishment of debt as a result of the forgiveness of the PPP loan in June 2021.
(2)    Represents change in fair value of warrant liabilities. See Note 4, Fair Value Measurements, for more details.
(3)    Represents change in fair value of earn-out liability. See Note 4, Fair Value Measurements, for more details.
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
Cash Sources
Historically, our primary sources of liquidity have been proceeds from the Business Combination, cash collected from our customers, net proceeds from sale of our capital stock, and borrowings from debt facilities. During the first six months of 2022, our primary source of liquidity was cash collected from our customers in the amount of $72.3 million.
As of June 30, 2022, we did not have any outstanding debt.
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
We also have entered into various non-cancelable operating lease agreements for administrative and laboratory facilities. As of June 30, 2022, our total future minimum lease commitments were $4.6 million, and we have two lease agreements for buildings to be constructed in Louisville, Colorado, with lease terms that are expected to commence in 2023. See Note 5, Leases, for more information on our lease commitments.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(30,937)	$(6,625)
Net cash provided by (used in) investing activities	8,886	(72,188)
Net cash provided by (used in) financing activities	4,885	(38,460)
Effect of exchange rates on cash, cash equivalents and restricted cash	(20)	(3)
Net decrease in cash, cash equivalents and restricted cash	$(17,186)	$(117,276)
Cash flows from operating activities
Cash used in operating activities for the six months ended June 30, 2022 was $30.9 million, and was primarily attributable to a net loss of $27.0 million, which included a non-cash gain on the change in fair value of the earn-out liability of $25.5 million and a non-cash gain on the change in fair value of warrant liabilities of $27.2 million. This was partially offset by non-cash stock-based compensation expense of $18.1 million, non-cash depreciation and amortization of $1.7 million, non-cash lease expense of right of use asset of $0.7 million, non-cash provision for excess and obsolete inventory of $0.1 million, and non-cash amortization of premium on available-for-sale securities, net, of $0.1 million. Additionally, we experienced a net increase in our operating assets and liabilities of $29.3 million, which was primarily due to the $31.8 million increase in deferred revenue, a $3.5 million increase in accounts payable, and a $3.4 million decrease in accounts receivable. These changes were partially offset by a $2.7 million decrease in accrued and other liabilities and a $8.2 million increase in inventory.
Cash used in operating activities for the six months ended June 30, 2021 was $6.6 million, which was primarily attributable to a net loss of $22.8 million and was partially offset by non-cash stock-based compensation expense of $8.0 million, non-cash loss on extinguishment of debt, net of $1.6 million, non-cash depreciation and amortization of $1.4 million, non-cash provision for excess and obsolete inventory of $0.4 million, non-cash amortization of debt issuance costs, discounts and premiums of $0.3 million, non-cash amortization of premium on available-for-sale securities, net, of $0.2 million, and non-cash paid-in-kind interest of $0.2 million. Additionally, we experienced a net increase in our operating assets and liabilities of $4.2 million, which was primarily due to the $3.9 million decrease in accounts receivable and a $2.5 million increase in deferred revenue. These changes were partially offset by a $0.9 million decrease in accrued and other liabilities, the payment of paid-in-kind interest on extinguishment of debt of $0.8 million, and a $0.6 million increase in prepaid expenses and other current assets.
Cash flows from investing activities
Cash provided by investing activities for the six months ended June 30, 2022 was $8.9 million, consisting of $16.4 million for the proceeds from sales and maturities of available-for-sale securities, net of purchase of available-for-sale securities, and $7.5 million for the purchase of property and equipment.
Cash used in investing activities for the six months ended June 30, 2021 was $72.2 million, consisting of $71.2 million for the purchase of available-for-sale securities, net of proceeds from sales and maturities of available-for-sale securities, and $1.0 million for the purchase of property and equipment.
Cash flows from financing activities
Cash provided by financing activities for the six months ended June 30, 2022 was $4.9 million, which was attributable to the proceeds from the exercise of options to purchase our common stock.
Cash used in financing activities for the six months ended June 30, 2021 was $38.5 million, consisting of $36.5 million for the repayment of long-term debt and $4.7 million of deferred transaction costs related to the Business Combination, partially offset by $2.7 million in proceeds from the exercise of options to purchase our common stock.
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
Product revenue
Product revenue primarily consists of equipment and kit sales to customers who assay samples in their own laboratories. Equipment is generally accounted for as a bundle with installation, qualification and training services. Revenue is recognized over time based on the progress made toward achieving the performance obligation utilizing input methods, including costs and labor hours incurred. The Company receives fixed consideration per kit and revenue from kit sales is recognized upon transfer of control to the customer. Shipping and handling costs billed to customers are included in product revenue in the condensed consolidated statements of operations and comprehensive loss.
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
Illumina Cambridge, Ltd.
On December 31, 2021, the Company entered into a multi-year arrangement with Illumina Cambridge, Ltd. (“Illumina Agreement”) to jointly develop and commercialize co-branded kits that will combine Illumina’s Next Generation Sequencing (“NGS”) technology with SomaLogic’s SomaScan technology. Pursuant to the agreement, we received a non-refundable upfront payment of $30.0 million on January 4, 2022. This arrangement is accounted for in accordance with Topic 606 by analogy. The Company concluded there are two performance obligations: (1) combined performance obligation that includes the following material promises: licenses, patents, training, transfer of know-how and SOMAmer reagents necessary to use the SomaScan technology (“Bundled SomaScan Technology”), and (2) an option to purchase goods post-commercialization with a material right (“Material Right”). The total transaction price is subject to a constraint since it is uncertain that commercialization will be achieved; and therefore the transaction price was determined to be $30.0 million and was allocated to each of the performance obligations identified on a relative standalone selling price basis.
Bundled SomaScan Technology: Revenue is recognized as control transfers when the SOMAmer reagents are shipped. The Company estimated the standalone selling price (“SSP”) based on observable pricing of similar performance obligations.
Material Right: Revenue is recognized when Illumina exercises its option to purchase goods post-commercialization. The Company estimated the SSP based on the incremental discount adjusted for the likelihood that Illumina will exercise the option.
Contract Modification: In June 2022, Illumina issued a purchase order that changed the future obligations due from SomaLogic under the Illumina Agreement. The purchase order represents a contract modification that is accounted for prospectively as if it were a termination of the existing contract and the creation of a new contract.
As a result, the Company determined that there were three new performance obligations (total of five performance obligations): (1) equipment bundle that includes customization services, integration services, system qualification services, site initiation services and training (“Equipment Bundle”), (2) qualification kits, and (3) support services. The contract modification resulted in an increase in the transaction price of $0.5 million. The updated transaction price was allocated between the performance obligations on a relative SSP basis.
Equipment Bundle: Revenue is recognized over time based on the progress made toward achieving the performance obligation utilizing input methods, including costs and labor hours incurred. The Company estimated the SSP based on observable pricing of similar performance obligations.
Qualification Kits: Revenue is recognized as control transfers when the qualification kits are shipped. The Company estimated the SSP based on observable pricing of similar performance obligations.
Support Services: Revenue is recognized for the support services over the service period, using an input method based on time. The Company estimated the SSP based on observable pricing of similar performance obligations.
During the three and six ended June 30, 2022, the Company recognized $0.1 million of revenue pursuant to the Illumina Agreement.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, based on the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.
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
As of June 30, 2022, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control – Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management determined that our internal control over financial reporting was not effective as of June 30, 2022, due to the material weaknesses described below.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 25, 2022, by and among SomaLogic, Merger Sub I, Merger Sub II, Palamedrix, and the Securityholder Representative#	8-K	2.1	7/27/2022
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.IN*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, and certain terms were redacted in accordance with Instruction 6 to Item 1.01 of Form 8-K. SomaLogic hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SomaLogic, Inc.

Date:	August 15, 2022	By:	/s/ Roy Smythe
Roy Smythe
Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2022	By:	/s/ Shaun Blakeman
Shaun Blakeman
Chief Financial Officer
(Principal Financial and Accounting Officer)