Form 10-Q
period 2022-09-30
SomaLogic, Inc.
filed 2022-11-15
CIK 1837412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from    to
Commission File Number 001-40090

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 4, 2022, there were approximately 187,525,985 shares of the registrant's common stock outstanding.

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

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
SomaLogic, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$380,374	$439,488
Investments	185,963	218,218
Accounts receivable, net	25,050	17,074
Inventory	18,499	11,213
Deferred costs of services	1,217	462
Prepaid expenses and other current assets	10,157	5,097
Total current assets	621,260	691,552
Non-current inventory	3,810	4,085
Accounts receivable, net of current portion	10,383	—
Property and equipment, net of accumulated depreciation of $17,416 and $15,244 as of September 30, 2022 and December 31, 2021, respectively	19,910	9,557
Other long-term assets	5,716	908
Intangible assets	16,700	—
Goodwill	10,465	—
Total assets	$688,244	$706,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,295	$15,089
Accrued liabilities	16,324	11,109
Deferred revenue	3,611	3,021
Other current liabilities	2,445	66
Total current liabilities	42,675	29,285
Warrant liabilities	4,635	35,181
Earn-out liability	136	26,885
Deferred revenue, net of current portion	32,015	2,364
Other long-term liabilities	6,113	363
Total liabilities	85,574	94,078
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 187,495,940 and 181,552,241 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	19	18
Additional paid-in capital	1,162,444	1,110,991
Accumulated other comprehensive loss	(974)	(72)
Accumulated deficit	(558,819)	(498,913)
Total stockholders’ equity	602,670	612,024
Total liabilities and stockholders’ equity	$688,244	$706,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Assay services revenue	$17,574	$17,499	$47,305	$48,308
Product revenue	1,051	75	2,218	730
Collaboration revenue	763	763	2,288	2,288
Other revenue	22,325	1,655	27,026	7,306
Total revenue	41,713	19,992	78,837	58,632
Operating expenses
Cost of assay services revenue	11,264	8,737	29,215	22,548
Cost of product revenue	406	33	1,184	452
Research and development	19,419	15,596	50,855	32,304
Selling, general and administrative	51,236	20,632	118,863	48,274
Total operating expenses	82,325	44,998	200,117	103,578
Loss from operations	(40,612)	(25,006)	(121,280)	(44,946)
Other income (expense)
Interest income and other, net	2,417	55	3,456	126
Interest expense	—	(2)	—	(1,324)
Change in fair value of warrant liabilities	3,371	(8,111)	30,547	(8,111)
Change in fair value of earn-out liability	1,260	(5,662)	26,749	(5,662)
Loss on extinguishment of debt, net	—	(2,693)	—	(4,323)
Total other income (expense)	7,048	(16,413)	60,752	(19,294)
Net loss before income tax benefit	$(33,564)	$(41,419)	$(60,528)	$(64,240)
Income tax benefit	622	—	622	—
Net loss	$(32,942)	$(41,419)	$(59,906)	$(64,240)

Other comprehensive loss
Net unrealized loss on available-for-sale securities	$(13)	$(15)	$(874)	$(7)
Foreign currency translation loss	(14)	(4)	(28)	(3)
Total other comprehensive loss	(27)	(19)	(902)	(10)
Comprehensive loss	$(32,969)	$(41,438)	$(60,808)	$(64,250)

Net loss per share, basic and diluted	$(0.18)	$(0.30)	$(0.33)	$(0.53)
Weighted-average shares outstanding, basic and diluted	184,407,874	137,176,228	183,209,213	122,268,443
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share amounts)

	Three Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	183,453,324	$18	—	$—	$1,134,024	$(947)	$(525,877)	$607,218
Issuance of Common Stock upon vesting of RSUs	12,031	—	—	—	—	—	—	—
Issuance of Common Stock upon exercise of options	113	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,588	—	—	16,588
Issuance of Common Stock upon Palamedrix acquisition	4,030,472	1	—	—	11,832	—	—	11,833
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(13)	—	(13)
Foreign currency translation loss	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(32,942)	(32,942)
Balance at September 30, 2022	187,495,940	$19	—	$—	$1,162,444	$(974)	$(558,819)	$602,670
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share amounts)

	Three Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	74,817,828	$748	(131,344)	$(408)	$405,583	$7	$(434,187)	$(28,257)
Retrospective application of recapitalization	40,553,701	(737)	131,344	408	202,445	—	—	202,116
Balance at June 30, 2021	115,371,529	11	—	—	608,028	7	(434,187)	173,859
Issuance of Common Stock upon exercise of options	19,116	—	—	—	63	—	—	63
Issuance of Common Stock for services	12,342	—	—	—	273	—	—	273
Issuance of Common Stock upon conversion of convertible debt	571,642	—	—	—	4,631	—	—	4,631
Stock-based compensation	—	—	—	—	11,742	—	—	11,742
Issuance of Common Stock upon Business Combination, net of transaction costs of $31,511	28,689,748	3	—	—	119,568	—	—	119,571
Issuance of Common Stock upon PIPE Investment, net of transaction costs of $7,802	36,500,000	4	—	—	357,194	—	—	357,198
Net unrealized gain on available-for-sale securities	—	—	—	—	—	(15)	—	(15)
Foreign currency translation loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(41,419)	(41,419)
Balance at September 30, 2021	181,164,377	$18	—	$—	$1,101,499	$(12)	$(475,606)	$625,899
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share amounts)

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	181,552,241	$18	—	$—	$1,110,991	$(72)	$(498,913)	$612,024
Issuance of Common Stock upon vesting of RSUs	12,031	—	—	—	—	—	—	—
Issuance of Common Stock upon exercise of options	1,866,669	—	—	—	4,752	—	—	4,752
Shares issued under employee stock purchase plan	34,527	—	—	—	133	—	—	133
Issuance of Common Stock for services	—	—	—	—	50	—	—	50
Stock-based compensation	—	—	—	—	34,686	—	—	34,686
Issuance of Common Stock upon Palamedrix acquisition	4,030,472	1	—	—	11,832	—	—	11,833
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(874)	—	(874)
Foreign currency translation loss	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(59,906)	(59,906)
Balance at September 30, 2022	187,495,940	$19	—	$—	$1,162,444	$(974)	$(558,819)	$602,670
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share amounts)

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	73,481,228	$735	(113,220)	$(352)	$394,786	$(2)	$(411,366)	$(16,199)
Retrospective application of recapitalization	40,785,287	(724)	113,220	352	202,488	—	—	202,116
Balance at December 31, 2020	114,266,515	$11	—	$—	$597,274	$(2)	$(411,366)	$185,917
Issuance of Common Stock upon exercise of options	976,582	—	—	—	2,855	—	—	2,855
Issuance of Common Stock for services	175,079	—	—	—	537	—	—	537
Common stock issued upon conversion of convertible debt	571,642	—	—	—	4,631	—	—	4,631
Stock-based compensation	—	—	—	—	19,496	—	—	19,496
Surrender of shares in cashless exercise	(15,189)	—	—	—	(56)	—	—	(56)
Issuance of Common Stock upon Business Combination, net of transaction costs of $31,511	28,689,748	3	—	—	119,568	—	—	119,571
Issuance of Common Stock upon PIPE Investment, net of transaction costs of $7,802	36,500,000	4	—	—	357,194	—	—	357,198
Net unrealized gain on available-for-sale securities	—	—	—	—	—	(7)	—	(7)
Foreign currency translation loss	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(64,240)	(64,240)
Balance at September 30, 2021	181,164,377	$18	—	$—	$1,101,499	$(12)	$(475,606)	$625,899
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(59,906)	$(64,240)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	35,025	20,700
Depreciation and amortization	2,890	1,909
Amortization of debt issuance costs, discounts and premiums	—	258
Noncash lease expense	(157)	—
Change in fair value of compound derivative liability	—	7
Change in fair value of warrant liabilities	(30,547)	8,111
Change in fair value of earn-out liability	(26,749)	5,662
Amortization of premium (accretion of discount) on available-for-sale securities, net	(382)	276
Provision for excess and obsolete inventory	287	623
Recovery of doubtful accounts	(2)	(14)
Loss on extinguishment of debt, net	—	4,323
Loss on disposal of assets	927	—
Paid-in-kind interest	—	165
Other	(6)	11
Deferred income taxes	(622)	—
Changes in operating assets and liabilities:
Accounts receivable	(18,357)	2,773
Inventory	(7,298)	(2,035)
Deferred costs of services	(755)	567
Prepaid expenses and other current assets	(178)	(4,228)
Other long-term assets	(113)	—
Accounts payable	4,187	1,992
Deferred revenue	30,241	1,448
Accrued and other liabilities	5,570	(2)
Payment of paid-in-kind interest on extinguishment of debt	—	(752)
Net cash used in operating activities	(65,945)	(22,446)
Investing activities
Palamedrix acquisition, net of cash acquired of $2,521	(13,256)	—
Proceeds from sale of property and equipment	—	8
Purchase of property and equipment	(11,886)	(3,021)
Purchase of available-for-sale securities	(186,687)	(241,891)
Proceeds from maturities of available-for-sale securities	218,450	74,567
Net cash provided by (used in) investing activities	6,621	(170,337)
Financing activities
Repayment of long-term debt	—	(36,512)
Proceeds from PIPE Investment, net of transaction costs	—	357,198
Proceeds from Business Combination, net of transaction costs	—	173,601
Proceeds from stock-based compensation plans	4,885	2,801
Net cash provided by financing activities	4,885	497,088
Effect of exchange rates on cash, cash equivalents and restricted cash	(41)	(11)
Net (decrease) increase in cash, cash equivalents and restricted cash	(54,480)	304,294
Cash, cash equivalents and restricted cash at beginning of period	440,268	165,194
Cash, cash equivalents and restricted cash at end of period	$385,788	$469,488

SomaLogic, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$—	$1,627
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$954	$1,471
Operating lease assets obtained in exchange for lease obligations	5,318	—
Issuance of Common Stock upon Palamedrix Acquisition	11,832	—
Consideration payable for acquisition	1,448	—
Issuance of Common Stock upon Business Combination	—	151,082
Surrender of shares in cashless exercise	—	56
Issuance of Common Stock for services	50	535
Transaction costs included in accounts payable	—	743
Forgiveness of Paycheck Protection Program loan and accrued interest	—	3,561
Issuance of Common Stock for conversion of convertible debt	—	4,631

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$380,374	$468,708
Restricted cash included in prepaid expenses and other current assets	4,631	—
Restricted cash included in other long-term assets	783	780
Total cash, cash equivalents and restricted cash at end of period	$385,788	$469,488
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, discount rates used in the determination of significant financing component, inventory valuation, incremental borrowing rates used in the determination of lease assets and liabilities, the valuation of stock-based compensation awards, intangible asset valuations, contingent consideration valuations, warrant liabilities valuations, and earn-out liability valuations. We base our estimates on current facts, historical and anticipated results, trends, and other relevant assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments, and accounts receivable. The Company does not require collateral or other security related to its receivables. Our cash and cash equivalents are deposited with high-quality financial institutions. Deposits at these institutions may, at times, exceed federally insured limits.
Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balances for the periods in the consolidated statements of operations and as of each balance sheet date presented, respectively. For each significant customer, revenue as a percentage of total revenues and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	September 30, 2022	December 31, 2021	Three months ended September 30,		Nine months ended September 30,
			2022	2021	2022	2021
Customer A	12%	10%	13%	27%	19%	24%
Customer B	*	*	*	*	*	17%
Customer C	63%	20%	53%	*	33%	11%
Customer D	*	26%	*	*	*	*
*    less than 10%
International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. Customers outside the United States collectively represent 28% and 44% of the Company’s revenues for the three months ended September 30, 2022 and 2021, respectively, and 33% and 34% for the nine months ended September 30, 2022 and 2021, respectively. Customers outside of the United States collectively represented 21% and 18% of the Company’s gross accounts receivable balance as of September 30, 2022 and December 31, 2021, respectively.
Certain components included in our products require customization and are obtained from a single source or a limited number of suppliers.

Business Combination
The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” A business combination is one that combines inputs and processes to create outputs, and where substantially all of the fair value of assets acquired is not concentrated in a single identifiable asset or group of similar identifiable assets. Identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
values. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities assumed is recorded as goodwill. Acquisition related costs are expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. See Note 4, Business Combinations, for additional detail.

In-process research and development
Acquired in-process research and development (“IPR&D”) relates to substantial research and development efforts that are incomplete at the acquisition date. IPR&D intangible assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. During the development phase, these assets are not amortized but are tested for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Once the IPR&D activities are completed, the intangible asset is amortized over its useful life on a straight-line basis.

Goodwill
Goodwill is the difference between the total consideration paid in a business combination and the fair value of the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment on an annual basis and in interim periods if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. All of the Company’s goodwill is assigned to its one operating segment.
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary. For the quantitative goodwill impairment test, the fair value of the reporting unit is compared to its carrying value and an impairment is recorded for the excess carrying value over fair value, not to exceed the carrying amount of goodwill. There were no goodwill impairment losses recorded in any period presented.

Impairment of long-lived assets
The Company evaluates a long-lived asset (or asset group) for impairment whenever events or changes in circumstances indicate that the carrying value of the asset (or asset group) may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the asset is expected to generate are less than they carrying value of the asset, an impairment loss is recorded to write down the asset to its estimated fair value based on a discounted cash flow approach.
Leases
Following the adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2022, we determine if an arrangement is a lease at inception of the contract. Operating lease right-of-use (“ROU”) assets are included in other long-term assets, and operating lease liabilities are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.
ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As the implicit rate in the Company's leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
We monitor for events or changes in circumstances that may require a reassessment or impairment of our leases, at which time our ROU assets for operating leases may be reduced by impairment losses.
Warrant Liabilities
During February 2021, in connection with CMLS II’s initial public offering, CMLS II issued 5,519,991 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, with the consummation of the CMLS II initial public offering, CMLS II issued 5,013,333 warrants through a private placement (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to purchase shares of Common Stock at $11.50 per share. All of the Warrants were outstanding as of September 30, 2022.
We classify the Warrants as liabilities on our condensed balance sheets as these instruments are precluded from being indexed to our own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities at fair value on the date of the Business Combination, with subsequent changes in their respective fair values recognized within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss at each reporting date.
Earn-Out Liability
As a result of the Business Combination, additional shares of Common Stock were provided to SomaLogic Operating shareholders and to certain employees and directors of SomaLogic (“Earn-Out Service Providers”) of up to 3,500,125 and 1,499,875, respectively (the “Earn-Out Shares”). The Earn-Out Shares are payable if the price of our Common Stock is greater than or equal to $20.00 for a period of at least 20 out of 30 consecutive trading days at any time between the 13- and 24-month anniversary of the Closing Date (the “Triggering Event”). Any Earn-Out Shares issuable to an Earn-Out Service Provider shall be issued only if such individual continues to provide services (whether as an employee or director) through the date of occurrence of the corresponding Triggering Event (or a change in control acceleration event, if applicable) that causes such Earn-Out Shares to become issuable. Any Earn-Out Shares that are forfeited pursuant to the preceding sentence shall be reallocated to the SomaLogic Operating shareholders in accordance with their respective pro rata Earn-Out Shares.
The Earn-Out Shares granted to shareholders were recognized as a liability in accordance with ASC 815. The liability was included as part of the consideration transferred in the Business Combination and was recorded at fair value. The earn-out liability is remeasured at the end of each reporting period, with subsequent changes in fair value recognized within change in fair value of earn-out liability in the condensed consolidated statements of operations and comprehensive loss.
See Note 12, Stock-based Compensation, for additional information regarding Earn-Out Shares granted to Earn-Out Service Providers.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Product Revenue
Product revenue primarily consists of equipment and kit sales to customers who assay samples in their own laboratories. Equipment is generally accounted for as a bundle with installation, qualification and training services. Revenue is recognized over time based on the progress made toward achieving the performance obligation utilizing input methods, including costs incurred. The Company receives fixed consideration per kit and revenue from kit sales is recognized upon transfer of control to the customer. Shipping and handling costs billed to customers are included in product revenue in the condensed consolidated statements of operations and comprehensive loss.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Other Revenue
Other revenue includes royalty revenue and revenue received from research grants. The Company recognizes royalty revenue for fees paid by customers in return for a license to make, use or sell certain licensed products in certain geographic areas. These fees are equivalent to a percentage of the customer’s related revenues. The Company recognizes revenue for sales-based or usage-based royalties promised in exchange for a functional license of intellectual property when the later of the following events occurs: (i) the subsequent sale or usage occurs, or (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been satisfied. As such, revenue is recognized in the period in which the subsequent sale or usage has occurred.
In June 2008, the Company and New England Biolabs, Inc. (“NEB”) entered into an exclusive licensing agreement, whereby the Company provides a license to use certain proprietary information and know-how relating to its aptamer technology to make and use commercial products. In exchange, the Company receives royalties from NEB for this license. In September 2022, the Company and NEB entered into a license and settlement agreement (“NEB Agreement”) that terminated the existing exclusive licensing arrangement and provided for a settlement of $8.0 million of previously constrained royalties during the three and nine months ended September 30, 2022. The NEB Agreement also provided a non-exclusive license arrangement for the same proprietary information and know-how under which the Company is guaranteed fixed minimum royalties of $15.0 million to be received over the next 3 years. The Company recognized revenue for the guaranteed fixed minimum royalties of $13.2 million during the three and nine months ended September 30, 2022, net of a significant financing component of $1.8 million. The related interest income will be recognized over three years on an effective interest rate basis. Any revenue above the guaranteed fixed minimum royalties is recognized in the period in which the subsequent sale or usage has occurred. The Company has recorded a receivable of $13.2 million as of September 30, 2022, of which $10.2 million is recorded in accounts receivable, net of current portion and $3.0 million is recorded accounts receivable, net on the condensed consolidated balance sheets.
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
Illumina Cambridge, Ltd.
On December 31, 2021, the Company entered into a multi-year arrangement with Illumina Cambridge, Ltd. (“Illumina Agreement”) to jointly develop and commercialize co-branded kits that will combine Illumina’s Next Generation Sequencing (“NGS”) technology with SomaLogic’s SomaScan technology. Pursuant to the agreement, we received a non-refundable upfront payment of $30.0 million on January 4, 2022. This arrangement is accounted for in accordance with ASC 606 by analogy. The Company concluded there are two performance obligations: (1) combined performance obligation that includes the following material promises: licenses, patents, training, transfer of know-how and SOMAmer reagents necessary to use the SomaScan technology (“Bundled SomaScan Technology”), and (2) an option to purchase goods post-commercialization with a material right (“Material Right”). The total transaction price is subject to a constraint since it is uncertain that commercialization will be achieved; and therefore the transaction price was determined to be $30.0 million and was allocated to each of the performance obligations identified on a relative standalone selling price basis. Revenue from the performance obligations is recognized as follows in product revenue on the condensed consolidated statements of operations and comprehensive loss:
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
As a result, the Company determined that there were three new performance obligations (total of five performance obligations): (1) equipment bundle that includes customization services, integration services, system qualification services, site initiation services and training (“Equipment Bundle”), (2) qualification kits, and (3) support services. The contract modification resulted in an increase in the transaction price of $0.5 million. The updated transaction price was allocated between the performance obligations on a relative SSP basis. Revenue from the performance obligations is recognized as follows in product revenue on the condensed consolidated statements of operations and comprehensive loss:
Equipment Bundle: Revenue is recognized over time based on the progress made toward achieving the performance obligation utilizing input methods, including costs incurred. The Company estimated the SSP based on observable pricing of similar performance obligations.
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
During the three and nine months ended September 30, 2022, the Company recognized nil and $0.1 million of revenue pursuant to the Illumina Agreement for performance obligations satisfied.
The Company also recognizes revenue for the sale of kits to Illumina under separate contracts.
Restricted Cash
Restricted cash represents cash on deposit with a financial institution as security for letters of credit outstanding for the benefit of the landlords related to operating leases and a bank guarantee with an international customer. The portion of restricted cash expected to be released within twelve months is classified as prepaid expenses and other current assets on the condensed consolidated balance sheets was $4.6 million and nil as of September 30, 2022 and December 31, 2021, respectively. Cash expected to be restricted for greater than twelve months is classified as other long-term assets on the condensed consolidated balance sheets and was $0.8 million as of September 30, 2022 and December 31, 2021.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on the differences between the tax bases of assets and liabilities and their respective financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which these temporary differences are expected to reverse. The Company evaluates the need to establish or release a valuation allowance based upon expected levels of taxable income, future reversals of existing temporary differences, tax planning strategies, and recent financial operations. Valuation allowances are established to reduce deferred tax assets to the amount expected to be more likely than not realized in the future.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies so long as we remain an emerging growth company.
Recently Adopted Accounting Standards
Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, to simplify the goodwill impairment test. ASU 2017-04 removes the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted ASU 2017-04 upon completing the Palamedrix Acquisition in August 2022, which resulted in the Company recognizing goodwill for the first time.
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
For more information on our leases, refer to Note 6, Leases.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 3 — Revenue
The following table provides information about disaggregated revenue by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Assay services revenue	$17,574	$17,499	$47,305	$48,308
Product revenue	1,051	75	2,218	730
Collaboration revenue	763	763	2,288	2,288
Other revenue:
Royalties	22,305	1,520	26,190	6,570
Other	20	135	836	736
Total other revenue	22,325	1,655	27,026	7,306
Total revenue	$41,713	$19,992	$78,837	$58,632
Contract Balances and Remaining Performance Obligations
As of September 30, 2022 and December 31, 2021, deferred revenue of $35.6 million and $5.4 million, respectively, was comprised of balances related to our collaboration revenue, assay services, and other revenue. As of September 30, 2022 and December 31, 2021, the portion of deferred revenue related to collaboration revenue was $3.6 million and $3.9 million, respectively, which is being recognized on a straight-line basis over the period of performance. As of September 30, 2022, the estimated remaining performance period is 2.5 years. As of September 30, 2022 and December 31, 2021, the portion of deferred revenue related to assay services and other revenue was $1.6 million and $1.5 million, respectively. As of September 30, 2022, the deferred revenue related to assay services and other revenue will be recognized within 12 months.

As of September 30, 2022 and December 31, 2021, the deferred revenue related to the Illumina Agreement amounted to $30.4 million and nil, respectively. As of September 30, 2022, the estimated remaining performance obligation period is approximately nine years.
A summary of the change in contract liabilities is as follows:

(in thousands)	September 30, 2022	December 31, 2021
Balance at beginning of period	$5,385	$5,177
Recognition of revenue included in balance at beginning of period	(2,464)	(1,762)
Revenue deferred during the period, net of revenue recognized	32,705	1,970
Balance at end of period	$35,626	$5,385
Note 4 — Business Combinations
Business Combination - Reverse Recapitalization
On September 1, 2021, we consummated the Business Combination of SomaLogic Operating Co. Inc. (“SomaLogic Operating”) wherein SomaLogic Operating became a wholly-owned subsidiary of CMLS II. The Business Combination was accounted for as a reverse recapitalization. In connection with the closing of the Business Combination, we changed our name from CM Life Sciences II Inc. to SomaLogic, Inc.
Other than information discussed herein, there have been no significant changes to our Business Combination disclosed in our 2021 Form 10-K.
Acquisition of Palemedrix, Inc.
On July 25, 2022, we entered into an Agreement and Plan of Merger to acquire 100% of Palamedrix, Inc. ("Palamedrix", the “Sellers”) (the “Palamedrix Acquisition”). Palamedrix is a DNA nano tech firm that provides scientific and engineering expertise, miniaturization technology and enhanced ease-of-use capabilities that the Company intends to leverage as it develops the next generation of SomaScan® Assay. The Palamedrix Acquisition provides for three potential additional payments of up to $17.5 million the Sellers contingent on achievement of certain net sales milestone targets (the “Milestone Consideration”). The acquisition was completed on August 31, 2022 (“the Closing Date”).
The acquired business contributed no revenue and expenses of $0.6 million for the period from August 31, 2022 to September 30, 2022.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

The following table summarizes the fair value of consideration transferred to acquire Palamedrix:

(in thousands)
Cash	$15,778
Common Stock	11,832
Contingent consideration	1,448
Fair value of replaced Palamedrix equity awards relating to pre-combination service	625
Total consideration transferred	$29,683
Consideration transferred includes 3,215,295 shares of Common Stock issued to Palamedrix securityholders. The fair value of Common Stock is based on a per share price of $3.68 on August 31, 2022, the acquisition date.
We are in the process of completing our purchase accounting, whereby the purchase price is allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The purchase accounting is considered preliminary and is subject to revision based on final determinations of fair value and allocations of purchase price to the acquired identifiable assets acquired and liabilities assumed until the end of the measurement period ending on August 31, 2023.
The following table represents the preliminary allocation of consideration transferred to the identifiable assets acquired and the liabilities assumed based on the fair values as of August 31, 2022:

(in thousands)
Cash and cash equivalents	$2,521
Prepaid expenses and other current assets	251
Property and equipment	1,246
Intangible assets	16,700
Other long-term assets	1,289
Accounts payable	(68)
Accrued liabilities	(81)
Other current liabilities	(634)
Deferred income taxes, net	(1,456)
Other long-term liabilities	(550)
Net identifiable assets acquired	19,218
Goodwill	10,465
Total consideration transferred	29,683
The goodwill is generated from operational synergies and cost savings the Company expects to achieve from the combined operations and Palamedrix’s knowledgeable and experienced assembled workforce. The goodwill is not deductible for tax purposes.
All unvested awards of non-founder employees were accelerated on a discretionary basis as part of the Palamedrix Acquisition. These awards were exchanged at the close date for cash, Common Stock, and Milestone Consideration. As a result, the Company allocated $1.3 million of the total consideration transferred to post-combination compensation expense. The amount is recorded in research and development in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022.
In addition, the unvested awards of the Palamedrix founders were exchanged for cash, Common Stock, and Milestone Consideration on a consistent basis with all other shareholders. However, the Common Stock and Milestone Consideration granted to the Palamedrix founders require continuing employment for a period of three years. The Common Stock awards vest ratably over the service period and are equity classified. The Milestone Consideration awards vest after a three year service period or upon the achievement of the milestones. As the milestone payments are a fixed monetary value settled in a combination of cash and Common Stock, they are liability classified. The liability is recorded in other long-term liabilities on the condensed consolidated balance sheets. Total post combination compensation expense of $0.2 million related to the Palamedrix founders’ equity and liability classified awards was recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022.
Contingent consideration as part of the total consideration transferred included the following:

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
•Milestone contingent consideration: The fair value of the contingent consideration recognized on the acquisition date was $1.0 million.
•Holdback contingent consideration: Up to $0.5 million to be paid to the Palamedrix founders contingent upon the settlement of pre-acquisition legal matters. The fair value of the contingent consideration recognized on the acquisition date was $0.5 million.
As of September 30, 2022, there were no changes in the fair value of contingent consideration, which will be recorded in selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss.
For the three and nine months ended September 30, 2022, we incurred $1.7 million and $2.8 million of acquisition-related costs included in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Unaudited Pro Forma Financial Information
The following supplemental pro forma information has been prepared as if the Palamedrix acquisition had occurred on January 1, 2021 and is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisition had taken place as of January 1, 2021.

	Pro forma three months ended		Pro forma nine months ended
(in thousands)	September 30, 2022 (Unaudited)	September 30, 2021 (Unaudited)	September 30, 2022 (Unaudited)	September 30, 2021 (Unaudited)
Net loss	$(31,945)	$(43,592)	$(63,182)	$(73,794)

The unaudited supplemental pro forma information includes the estimated impact of certain material, nonrecurring adjustments directly attributable to the Palamedrix Acquisition. These pro forma adjustments primarily include the following:

	Pro forma three months ended
(in thousands)	September 30, 2022 (Unaudited)	September 30, 2021 (Unaudited)
Increase (decrease) to earnings to adjust for transaction costs	$1,963	$—
Increase (decrease) to earnings to reflect the release of a portion of the valuation allowance	(622)	—
Increase (decrease) to earnings to adjust for compensation expense associated with replacement awards	992	(465)
	Pro forma nine months ended
(in thousands)	September 30, 2022 (Unaudited)	September 30, 2021 (Unaudited)
Increase (decrease) to earnings to adjust for transaction costs	$3,983	$(3,983)
Increase (decrease) to earnings to reflect the release of a portion of the valuation allowance	(622)	622
Increase (decrease) to earnings to adjust for compensation expense associated with replacement awards	62	(2,696)
These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Palamedrix to reflect the additional compensation expense that would have been charged assuming the replacement awards issued in conjunction with the Palamedrix Acquisition were issued and outstanding on January 1, 2021 and the impact of transaction expenses incurred.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 5 — Fair Value Measurements
Assets measured at fair value on a recurring basis
The following tables set forth our financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements:

As of September 30, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$20,864	$—	$—	$20,864	Level 1
Money market funds	356,511	—	—	356,511	Level 1
Commercial paper	2,999	—	—	2,999	Level 2
Total cash and cash equivalents	380,374	—	—	380,374
Investments:
Commercial paper	105,467	—	(322)	105,145	Level 2
U.S. Treasuries	57,274	—	(415)	56,859	Level 2
Asset-backed securities	—	—	—	—	Level 2
Corporate bonds	11,775	—	(97)	11,678	Level 2
Agency bonds	12,392	—	(111)	12,281	Level 2
Total investments	186,908	—	(945)	185,963
Total assets measured at fair value on a recurring basis	$567,282	$—	$(945)	$566,337

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$114,533	$—	$—	$114,533	Level 1
Money market funds	324,955	—	—	324,955	Level 1
Total cash and cash equivalents	439,488	—	—	439,488
Investments:
Commercial paper	177,852	16	(57)	177,811	Level 2
U.S. Treasuries	12,021	—	(9)	12,012	Level 2
Asset-backed securities	12,084	—	(8)	12,076	Level 2
Corporate bonds	16,332	—	(13)	16,319	Level 2
Total investments	218,289	16	(87)	218,218
Total assets measured at fair value on a recurring basis	$657,777	$16	$(87)	$657,706
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
As all of our available-for-sale securities have been held for less than a year as of both September 30, 2022 and December 31, 2021, no security has been in an unrealized loss position for 12 months or greater. We evaluated our securities for other-than temporary impairment and considered the decline in market value for the securities to be primarily attributed to current economic and market conditions. It is not more likely than not that we will be required to sell the securities, and we do not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, the available-for-sale securities were not considered to be other-than-temporarily impaired as of September 30, 2022 and December 31, 2021.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Liabilities measured at fair value on a recurring basis
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	September 30, 2022	December 31, 2021	Fair Value Level
Warrant liability - public warrants	$2,429	$18,437	Level 1
Warrant liability - private placement warrants	2,206	16,744	Level 2
Earn-out liability	136	26,885	Level 3
Milestone contingent consideration	998	—	Level 3
Holdback contingent consideration	450	—	Level 3
Total liabilities measured at fair value on a recurring basis	$6,219	$62,066
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
The significant unobservable inputs used in the Monte Carlo simulation to measure the Earn-Out Shares that are categorized within Level 3 of the fair value hierarchy were as follows:

	September 30, 2022	December 31, 2021
Stock price on valuation date	$2.90	$11.64
Volatility	77.1%	85.6%
Risk-free rate	4.00%	0.34%
Dividend yield	—%	—%
The rollforward of the fair value of the earn-out liability is summarized as follows:

(in thousands)	Fair Value
Balance as of December 31, 2021	$26,885
Change in fair value of earn-out liability	26,749
Balance as of September 30, 2022	$136
Milestone Contingent Consideration
The milestone contingent consideration related to the Palamedrix Acquisition was $1.0 million as of September 30, 2022 and is recorded in other long-term liabilities on the condensed consolidated balance sheets. There was no change in fair value between the acquisition date of August 31, 2022 and September 30, 2022. The fair value of milestone contingent consideration was estimated using a Monte Carlo simulation model. The fair value is based on an option pricing framework, whereby a range of possible scenarios were simulated around forecasted net sales.
The significant unobservable inputs used in the Monte Carlo simulation to measure the milestone contingent consideration that are categorized with Level 3 of the fair value hierarchy were as follows:

September 30, 2022
Volatility	35.0%
Risk-free rate	4.0%
Weighted average cost of capital	31.0%
Cost of debt	11.0%

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

Holdback Contingent Consideration
The holdback contingent consideration related to the Palamedrix Acquisition was $0.5 million as of September 30, 2022 and is recorded in other long-term liabilities on the condensed consolidated balance sheets. There was no change in fair value between the acquisition date of August 31, 2022 and September 30, 2022. The fair value of holdback contingent consideration was estimated using a scenario-based analysis. The fair value is based on the expected holdback release date and expected holdback payment. The future expected payments were discounted to the valuation date using the cost of debt.
The significant unobservable inputs used in the scenario-based analysis to measure the holdback contingent consideration that are categorized with Level 3 of the fair value hierarchy were as follows:

September 30, 2022
Cost of debt	12.6%

Note 6 — Leases
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
Lease Costs
Lease costs for operating leases are recognized on a straight-line basis over the lease term. The total lease cost for the period was as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2022
Operating lease cost[1]	$6,477	$7,284
Variable lease cost	270	660
Short-term lease cost	12	35
Total lease cost	$6,759	$7,979
1 Operating lease cost includes $6.0 million lease termination fee incurred during the three and nine months ended September 30, 2022.
Rent expense for the three and nine months ended September 30, 2021 was $0.4 million and $1.3 million, respectively.
Lease Maturities
The table below reconciles the undiscounted lease payment maturities to the lease liabilities for our operating leases as of September 30, 2022:

(in thousands)	September 30, 2022
Remainder of 2022	$624
2023	2,561
2024	1,143
2025	834
2026	143
Total	5,305
Less: amount of lease payments representing interest	(170)
Less: tenant improvement allowance yet to be received	—
Present value of future minimum lease payments	5,135
Less: current operating lease liabilities (included in other current liabilities)	(2,445)
Long-term operating lease liabilities (including in other long-term liabilities)	$2,690

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Supplemental Lease Information
Supplemental information related to our operating leases was as follows:

September 30, 2022
Weighted average remaining lease term	2.5 years
Weighted average discount rate	2.4%
Cash paid for amounts included in the measurement of our operating lease liabilities for the nine months ended September 30, 2022 was $1.4 million.
In February 2022, we executed two separate lease agreements (the “Leases”) to lease buildings pending construction that have not yet commenced. Both leases will expire on November 30, 2033, unless extended or early terminated in accordance with the terms of the lease. In accordance with the lease agreements, we made a deposit of $4.1 million during the first quarter of 2022. The deposit is restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security.
On August 25, 2022, we entered into a lease termination agreement (the “Lease Termination”) for the Leases prior to lease commencement. As consideration for the termination of the Leases, we agreed to pay the landlord a termination fee of $6.0 million of which $2.5 million was paid on the termination date. The remaining $3.5 million will be paid on January 2, 2023 and may be reduced by $1.0 million if the landlord enters into a separate lease with a third party prior to January 2, 2023. A liability of $3.5 million is recorded in accrued liabilities on the condensed consolidated balance sheets. The $4.1 million deposit will be released from restricted cash once the termination fee is paid in full and is classified as restricted cash and included in prepaid expenses and other current assets in the condensed consolidated balance sheets. Additionally, we incurred a real estate commission agent fee related to the Lease Termination of approximately $1.6 million, of which $0.8 million has been paid and the remaining $0.8 million is recorded in accrued liabilities on the condensed consolidated balance sheets.
Note 7 — Inventory

Inventory was comprised of the following:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$20,253	$15,205
Work in process	1,275	—
Finished goods	781	93
Total inventory	$22,309	$15,298
Inventory (current)	$18,499	$11,213
Non-current inventory	$3,810	$4,085
Note 8 — Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued compensation	$10,874	$9,832
Accrued lease termination fee	3,500	—
Accrued real estate agent commission	804	—
Accrued charitable contributions	—	400
Accrued medical claims	635	398
Other	511	479
Total accrued liabilities	$16,324	$11,109
Note 9 — Commitments and Contingencies
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Note 10 — Debt
As of September 30, 2022 and December 31, 2021, we did not have any debt outstanding.
Prior to the Business Combination, we had received various forms of debt including convertible debt, a credit agreement, and funds issued through the Paycheck Protection Program. Prior to the consummation of the Business Combination, these forms of debt were settled or forgiven. The loan resulting from the Paycheck Protection Program was forgiven during the second quarter of 2021 and resulted in a gain on extinguishment of debt of nil and $3.6 million for the three and nine months ended September 30, 2021, respectively. The debt under the Company’s credit agreement was settled in the second quarter of 2021, which resulted in nil and a $5.2 million loss on extinguishment of debt for the three and nine months ended September 30, 2021, respectively. In July 2021, the convertible debt was converted into 571,642 shares of Common Stock (as converted), which resulted in a $2.7 million loss on extinguishment of debt for the three and nine months ended September 30, 2021.
Interest expense incurred during the three and nine months ended September 30, 2021 was related to these forms of debt, primarily from the Company’s credit agreement.
Note 11 — Stockholders' Equity
Under our amended and restated certificate of incorporation, we are authorized to issue 600,000,000 shares of Common Stock, par value of $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.
As of September 30, 2022, there were an aggregate of 5,519,991 and 5,013,333 outstanding public warrants and private placement warrants, respectively. Each warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share at any time commencing on February 25, 2022. As of September 30, 2022, no warrants have been exercised. The warrants will expire on September 1, 2026 or earlier upon redemption or liquidation.
There have been no significant changes to the disclosures in our 2021 Form 10-K related to Common Stock, preferred stock, or our public and private placement warrants, including warrant redemption terms.
Note 12 — Stock-based Compensation
Stock-based compensation includes grants of equity incentive awards in the form of stock options and other stock-based awards as well as the issuance of common stock under a consulting agreement with a related party (see Note 15, Related Parties) and issuance of Earn-Out Shares to service providers in connection with the Business Combination. Stock-based compensation also includes the impact of common stock purchased through our employee stock purchase plan, which allows eligible employees to purchase shares of our common stock at a price equal to 85% of their fair market value on the last day of a defined offering period. In January 2022, we increased the reserve of Common Stock for issuance under all incentive plans by 9 million shares in accordance with our 2021 Omnibus Incentive Plan. There have been no significant changes to our equity incentive plans and types of stock-based incentive awards disclosed in our 2021 Form 10-K.
Stock-based compensation was recorded in the condensed consolidated statements of operations and comprehensive loss as shown in the following table:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of assay services revenue	$327	$102	$910	$283
Cost of product revenue	12	—	37	6
Research and development	2,780	7,712	6,346	9,286
Selling, general and administrative	13,775	4,870	27,732	11,125
Total stock-based compensation	$16,894	$12,684	$35,025	$20,700

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Stock-based compensation will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, modification of awards, employee forfeitures and the timing of the awards. Expense related to each stock option and restricted stock unit (“RSU”) award is recognized on a straight-line basis over the requisite service period of the entire award.
The following table summarizes our award activity for stock options and RSUs for the nine months ended September 30, 2022:

	Stock Options(1)	RSUs(2)
Outstanding as of December 31, 2021	19,702,845	—
Granted	6,336,656	3,263,009
Exercised or Issued	(1,866,669)	(12,031)
Forfeited	(778,960)	(70,553)
Expired	—	n/a
Outstanding as of September 30, 2022	23,393,872	3,180,425
(1)    The stock options generally vest over four years, with 25% vesting upon the first-year anniversary of the grant date and the remaining options vesting ratably each month thereafter.
(2)    The RSUs vest subject to the satisfaction of service requirements. The grant date fair values of these awards are determined based on the closing price of our Common Stock on the date of grant.
During 2022, the Company modified options and RSUs held by terminated executives to accelerate the vesting and/or extend contractual terms. In connection with these modifications, the Company incurred incremental stock-based compensation expense of $7.5 million and $7.8 million for the three and nine months ended September 30, 2022. The Company also incurred incremental stock-based compensation expense related to option modifications of nil and $0.7 million for the three and nine months ended September 30, 2021.
Service Provider Earn-Out Shares
Upon the consummation of the Business Combination, 1,499,875 Earn-Out Shares, subject to vesting and forfeiture conditions, were issued to Earn-Out Service Providers (the “Service Provider Earn-Outs”). As the issuance of the Service Provider Earn-Outs is contingent on services being provided, we have accounted for them in accordance with ASC 718, Compensation - Stock Compensation. As of September 30, 2022, 1,229,612 Service Provider Earn-Outs were outstanding after forfeitures. Upon forfeiture, the forfeited shares will be redistributed to the Old SomaLogic stockholders. The Company recorded stock-based compensation expense related to the Service Provider Earn-Outs of $1.4 million and $5.0 million during the three and nine months ended September 30, 2022, respectively, and $1.0 million during the three and nine months ended September 30, 2021.
Replacement Awards Subject to Vesting Conditions
In connection with the Palamedrix Acquisition, we issued 1,209,801 shares of Common Stock and Milestone Consideration to founder employees that require continuing employment for a period of three years. Compensation expense of $0.2 million was recorded in research and development expense in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022.
Secondary Sale Transaction
In July, 2021, an employee of the Company sold shares of the Company’s common stock and vested options to acquire shares of our common stock at a sales price that was above the then-current fair value. Since the purchasing parties are holders of economic interest in the Company and acquired shares and options from a current employee at a price in excess of fair value of such shares and options, the amount paid in excess of the fair value at the time of the secondary sale was recognized as stock-based compensation expense.
Total stock-based compensation expense related to the secondary sale transaction of $6.5 million was recorded within research and development expenses in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021.
Note 13 — Income Taxes
The Company recorded $0.6 million of income tax benefit for the three and nine months ended September 30, 2022 resulting from changes in the valuation allowance due to deferred tax liabilities resulting from acquired indefinite lived intangible assets as part of the acquisition of Palamedrix. There has historically been no federal or state provision for income taxes because the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets in the United States.

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
Note 14 — Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Net loss	$(32,942)	$(41,419)	$(59,906)	$(64,240)
Weighted-average shares outstanding, basic and diluted	184,407,874	137,176,228	183,209,213	122,268,443
Net loss per share, basic and diluted	$(0.18)	$(0.30)	$(0.33)	$(0.53)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive shares:
Stock options to purchase common stock	23,393,872	17,158,714	23,393,872	17,158,714
Public warrants and private placement warrants	10,533,324	10,533,324	10,533,324	10,533,324
Unvested RSUs	3,180,425	—	3,180,425	—
Replacement awards subject to vesting conditions	1,209,801	—	1,209,801	—
Employee stock purchase plan	45,783	—	45,783	—
Total anti-dilutive shares	38,363,205	27,692,038	38,363,205	27,692,038
Note 15 — Related Parties
The Company paid $0.4 million of an unconditional contribution to a related party during the three and nine months ended September 30, 2022, and paid nil and $0.1 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there is no remaining pledge recorded in accrued liabilities.
In June 2019, we entered into a consulting agreement (the “Master Agreement”) with Abundant Venture Innovation Accelerator (“AVIA”), a company that engages in business incubation activities. AVIA is a related party to the Company because Ted Meisel, a member of our Board of Directors as of September 1, 2021, also serves on the board of directors of AVIA. We also entered into a consulting agreement (the “Consulting Milestone Agreement”) with AVIA, to provide services related to expanding our contractual relationships with health system providers. Pursuant to the Master Agreement and the Consulting Milestone Agreement, the Company agreed to pay AVIA for business development activities. In August 2021, the Company issued 12,342 shares of Common Stock (as converted) to AVIA for milestones achieved. In June 2022, we amended the Consulting Milestone Agreement to redefine the milestones and payment terms. For these consulting services, we paid $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $0.7 million for the three and nine months ended September 30, 2021, respectively.
Casdin Partners Master Fund, L.P (“Casdin”)., founded by Eli Casdin, a member of the Company’s Board of Directors and principal owner of the Company, was a shareholder of Palamedrix. Upon the Company’s acquisition of Palamedrix, Casdin received $0.8 million in cash, $0.8 million in equity, and the right to receive up to $0.3 million of contingent consideration related to the achievement of net sales milestones.
Note 16 — Subsequent Events
On November 11, 2022, the landlord and a third party entered into a lease agreement for the premises described in Note 6, Leases. Pursuant to the lease termination agreement, the termination fee will be reduced by $1 million. The Company will recognize this gain contingency in the fourth quarter of 2022.

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
On August 31, 2022, we completed the acquisition of Palamedrix, Inc. Palamedrix is a DNA nano tech firm that provides deep scientific and engineering expertise, miniaturization technology and enhanced ease-of-use capabilities that the Company intends to leverage as it develops the next generation of SomaScan® Assay. The acquisition expands the development of our portfolio of services, while enhancing our research capabilities, and providing an immediate footprint in the San Diego area with already-established staff, lab, and strong local talent pool.
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
Effects of Inflation
Inflation has impacted our results of operations for the nine-month period ended September 30, 2022, and our business could continue to be affected by inflation in the future.
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
Other revenue
Other revenue includes royalty revenue and revenue received from research grants. The Company recognizes royalty revenue for fees paid by customers in return for a license to make, use or sell certain licensed products in certain geographic areas in the period in which the subsequent sale or usage has occurred. A royalty arrangement entered into in September 2022 with New England BioLabs (“NEB”) includes guaranteed fixed minimum royalties for which revenue has been recognized, net of the effect of a significant financing component. Any revenue above the guaranteed fixed minimum royalties is recognized in the period in which the subsequent sale or usage has occurred. Grant revenue represents funding under cost reimbursement programs from government agencies, and non-profit foundations for qualified research and development activities performed by the Company. We expect other revenue to continue to grow as we expand our commercial team and continue to pursue additional licensing relationships.
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
Selling, general and administrative
Selling expenses consist primarily of personnel and marketing related costs. General and administrative expenses consist primarily of personnel costs for our information technology, finance, human resources, business development and general management, as well as professional services, such as legal and accounting services.
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
Interest income and other, net
Interest income and other, net primarily consists of interest earned on our cash equivalents and investments, which are invested in money market funds, commercial paper, U.S Treasuries, asset-backed securities, corporate bonds, and agency bonds. Interest income and other, net also includes interest income recognized related to a significant financing component.
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
Change in fair value of warrant liabilities
Change in fair value of warrant liabilities consists of changes in fair value related to the Public Warrant and Private Warrant liabilities. The warrant liabilities are classified as marked-to-market liabilities pursuant to ASC 815, Derivatives and Hedging, and the corresponding increase or decrease in value impacts our net loss.
Change in fair value of earn-out liability
Change in fair value of earn-out liability consists of changes in the earn-out liability related to Earn-Out Shares issued as part of the Business Combination. The earn-out liability is classified as a marked-to-market liability pursuant to ASC 815 and the corresponding increase or decrease in value impacts our net loss.

Results of Operations
Comparison of the three months ended September 30, 2022 versus the three months ended September 30, 2021
Revenue

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Assay services revenue	$17,574	$17,499	$75	—%
Product revenue	1,051	75	976	NM
Collaboration revenue	763	763	—	—%
Other revenue	22,325	1,655	20,670	NM
Total revenue	$41,713	$19,992	$21,721	109%
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Total revenue increased by $21.7 million, or 109%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
The $0.1 million increase in assay services revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to an increase in sample volumes resulting from fluctuations in consumer consumption, offset by a decrease in average selling price driven by customer mix.
Product revenue increased by $1.0 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to the increase in volume of kit sales.
Other revenue increased by $20.7 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a $20.7 million increase in royalty revenue driven by recognition of $8 million of previously constrained royalty revenues and $13.2 million related to a guaranteed fixed minimum royalties, net of the effect of a significant financing component, offset by a $0.5 million decrease in ongoing royalties driven by a decrease in COVID research testing.
Cost of revenue

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Cost of assay services revenue	$11,264	$8,737	$2,527	29%
Cost of product revenue	406	33	373	NM
Total cost of revenue	$11,670	$8,770	$2,900	33%
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Total cost of revenue increased by $2.9 million, or 33%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Cost of assay services revenue increased by $2.5 million, or 29%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in cost of assay services revenue was primarily due to an increase in sample volumes resulting from fluctuations in consumer consumption. This increase was compounded by varying degrees of production inefficiencies due to delays in sample receipts.
Cost of product revenue increased by $0.4 million, or NM, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to increase in volume of kit sales.
Research and development

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Research and development	$19,419	$15,596	$3,823	25%
Research and development increased by $3.8 million, or 25%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in research and development was primarily due to a $5.1 million increase in professional services and supplies related to projects for content expansion and cost reduction, a $1.7 million increase in internal clinical studies, a $2.1 million increase in wages and benefits due to increased headcount, a $1.4 million increase in stock-based compensation expense due to new equity awards and Earn-Out Shares issued to Earn-Out Service Providers, offset by a $6.5 million non-recurring, non-cash stock-based compensation expense incurred in the prior year related to the sale of stock and vested options by an employee to an economic interest holder in excess of fair value.
Selling, general, and administrative

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Selling, general and administrative	$51,236	$20,632	$30,604	148%
Selling, general, and administrative increased by $30.6 million, or 148%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in selling, general and administrative was primarily due to a $1.9 million increase in advisory and management services incurred in relation to public-company compliance and other transactions, including costs incurred in relation to the Palamedrix acquisition, a $7.8 million increase in wages and benefits due to increased headcount in our commercial and administrative teams, a $3.6 million increase in services incurred related to marketing initiatives and product development and a $1.5 million increase in stock-based compensation expense due to new equity awards and Earn-Out Shares issued to Earn-Out Service Providers. Additionally, for the three months ended September 30, 2022, the Company has incurred $6.0 million of lease termination fees, $7.5 million in stock-based compensation expense related to the accelerated vesting of options held by terminated executives, $1.4 million of severance related to the terminated executives, and a $0.9 million loss on disposal of assets related to abandonment of certain internally developed software projects.
Other income (expense)

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Other income (expense):
Interest income and other, net	$2,417	$55	$2,362	NM
Interest expense	—	(2)	2	(100)%
Change in fair value of warrant liabilities	3,371	(8,111)	11,482	NM
Change in fair value of earn-out liability	1,260	(5,662)	6,922	NM
Loss on extinguishment of debt, net	—	(2,693)	2,693	(100)%
Total other income (expense)	$7,048	$(16,413)	$23,461	NM
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Interest income and other, net increased by $2.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to an average higher cash equivalents and investment balances as well as rising interest rates during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
The change in fair value of warrant liabilities resulted in a gain of $3.4 million during the three months ended September 30, 2022, due to the quarterly remeasurement of the warrant liabilities.
The change in fair value of the earn-out liability resulted in a gain of $1.3 million for the three months ended September 30, 2022, due to the quarterly remeasurement of the earn-out liability.
Loss on extinguishment of debt, of $2.7 million for the three months ended September 30, 2021 is a result of the conversion of the Convertible Debt in July 2021.

Income Taxes

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Income tax benefit	$622	$—	$622	NM
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The income tax benefit for the three months ended September 30, 2022 resulted from changes in the valuation allowance due to deferred tax liabilities resulting from acquired indefinite lived intangible assets as part of the acquisition of Palamedrix.
Comparison of the nine months ended September 30, 2022 versus the nine months ended September 30, 2021
Revenue

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Assay services revenue	$47,305	$48,308	$(1,003)	(2)%
Product revenue	2,218	730	1,488	NM
Collaboration revenue	2,288	2,288	—	—%
Other revenue	27,026	7,306	19,720	NM
Total revenue	$78,837	$58,632	$20,205	34%
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Total revenue increased by $20.2 million, or 34%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
The $1.0 million, or 2%, decrease in assay services revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a decrease in average selling price driven by customer mix, offset by a slight increase in sample volumes resulting from fluctuations in consumer consumption.
Product revenue increased by $1.5 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the sale of equipment and kits to new kits customers.
Other revenue increased by $19.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to recognition of $8.0 million of previously constrained royalty revenues and $13.2 million related to guaranteed fixed minimum royalties, net of the effect of a significant financing component, offset by a $1.5 million decrease in sales-based royalties driven by a decrease in COVID research testing.
Cost of revenue

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Cost of assay services revenue	$29,215	$22,548	$6,667	30%
Cost of product revenue	1,184	452	732	162%
Total cost of revenue	$30,399	$23,000	$7,399	32%
Total cost of revenue increased by $7.4 million, or 32%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Cost of assay services revenue increased by $6.7 million, or 30%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in cost of assay services revenue was primarily due to increase in sample volume and varying degrees of production inefficiencies due to delays in sample receipts.
Cost of product revenue increased by $0.7 million, or 162%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the sale of equipment and kits to new kits customers.

Research and development

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Research and development	$50,855	$32,304	$18,551	57%
Research and development increased by $18.6 million, or 57%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in research and development was primarily due to a $13.9 million increase in professional services and supplies related to projects for content expansion and cost reduction, a $2.6 million increase in internal clinical studies, a $5.4 million increase in wages and benefits due to increased headcount, a $3.2 million increase in stock-based compensation expense due to new equity awards and Earn-Out Shares issued to Earn-Out Service Providers, offset by a $6.5 million non-recurring, non-cash stock-based compensation expense incurred in the prior year related to the sale of stock and vested options by an employee to an economic interest holder in excess of fair value.
Selling, general, and administrative

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Selling, general and administrative	$118,863	$48,274	$70,589	146%
Selling, general, and administrative increased by $70.6 million, or 146%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in selling, general and administrative was primarily due to a $9.4 million increase in advisory and management services incurred in relation to public-company compliance and other transactions, including costs incurred in relation to the Palamedrix acquisition, a $22.7 million increase in wages and benefits due to increased headcount in our commercial administrative teams, a $13.2 million increase in services incurred related to marketing initiatives and product development, and a $9.5 million increase in stock-based compensation expense due to new equity awards and Earn-Out Shares issued to Earn-Out Service Providers. Additionally, for the nine months ended September 30, 2021, the Company has incurred $6.0 million of lease termination fees, a $7.5 million stock-based compensation expense related to the accelerated vesting of options held by terminated executives, $1.4 million severance related to the terminated executives, and a $0.9 million loss on disposals of assets related to abandonment of certain internally developed software projects.
Other income (expense)

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Other income (expense):
Interest income and other, net	$3,456	$126	$3,330	NM
Interest expense	—	(1,324)	1,324	(100)%
Change in fair value of warrant liabilities	30,547	(8,111)	38,658	NM
Change in fair value of earn-out liability	26,749	(5,662)	32,411	NM
Loss on extinguishment of debt, net	—	(4,323)	4,323	(100)%
Total other income (expense)	$60,752	$(19,294)	$80,046
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Interest income and other, net increased by $3.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to an average higher cash equivalents and investment balances as well as rising interest rates during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Interest expense decreased by $1.3 million, or 100%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the interest on the Amended and Restated Credit Agreement during the nine months ended September 30, 2021. The credit agreement was paid back in full in April 2021.
The change in fair value of warrant liabilities resulted in a gain of $38.7 million during the nine months ended September 30, 2022, due to the quarterly remeasurement of the warrant liabilities.
The change in fair value of the earn-out liability resulted in a gain of $32.4 million for the nine months ended September 30, 2022, due to the quarterly remeasurement of the earn-out liability.

Loss on extinguishment of debt, net of $4.3 million for the nine months ended September 30, 2021 is due to a $5.2 million loss on extinguishment of debt as a result of the repayment of the Amended and Restated Credit Agreement in April 2021, a $2.7 million loss on extinguishment of debt as a result of the conversion of the Convertible Debt in July 2021 offset by a $3.6 million gain on extinguishment of debt as of result of the forgiveness of the PPP loan in June 2021.
Income Taxes

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Income tax benefit	$622	$—	$622	NM
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The income tax benefit for the nine months ended September 30, 2022 resulted from changes in the valuation allowance due to deferred tax liabilities resulting from acquired indefinite lived intangible assets as part of the acquisition of Palamedrix.
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
Adjusted EBITDA
We calculate Adjusted EBITDA as net loss adjusted to exclude interest expense, net, depreciation and amortization, income tax benefit, and other non-recurring items. The other non-recurring items include the change in the fair value of warrant liabilities and the earn-out liability.
The following table is a reconciliation of net loss in accordance with GAAP to non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022		2021
Net loss	$(32,942)	$(41,419)	$(59,906)		$(64,240)
Adjustments to reconcile to EBITDA:
Interest income and other, net	(2,417)	(55)	(3,456)		(126)
Interest expense	—	2	—		1,324
Income tax benefit	(622)	—	(622)		—
Depreciation and amortization	1,172	532	2,890		1,909
EBITDA	(34,809)	(40,940)	(61,094)		(61,133)
Adjustments to reconcile to Adjusted EBITDA:
Loss on extinguishment debt, net (1)	—	2,693	—		4,323
Change in fair value of warrant liabilities (2)	(3,371)	8,111	(30,547)	8,111	8,111
Change in fair value of earn-out liability (3)	(1,260)	5,662	(26,749)		5,662
One-time non-cash stock-based compensation (4)	—	6,461	—		6,461
Stock compensation expense related to equity award modifications (5)	7,538	—	7,793		700
Adjusted EBITDA	$(31,902)	$(18,013)	$(110,597)		$(35,876)
(1)    Represents the $5.2 million loss on extinguishment of debt as a result of the repayment of the Amended and Restated Credit Agreement in April 2021 and offset by the $3.6 million gain on extinguishment of debt as a result of the forgiveness of the PPP loan in June 2021.
(2)    Represents change in fair value of warrant liabilities. See Note 5, Fair Value Measurements, for more details.
(3)    Represents change in fair value of earn-out liability. See Note 5, Fair Value Measurements, for more details.
(4)    Represents a one-time non-cash stock-based compensation expense of $6.5 million related to the sale of stock and vested options by an employee to an economic interest holder in excess of fair value. See Note 12, Stock-based Compensation, for more details.
(5)    Represents stock-based compensation expense related to equity modifications. See Note 12, Stock-based Compensation, for more details.
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
Cash Sources
Historically, our primary sources of liquidity have been proceeds from the Business Combination, cash collected from our customers, net proceeds from sale of our capital stock, and borrowings from debt facilities. During the first nine months of 2022, our primary source of liquidity was cash collected from our customers in the amount of $90.7 million.
As of September 30, 2022, we did not have any outstanding debt.
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
We also have entered into various non-cancelable operating lease agreements for administrative and laboratory facilities. As of September 30, 2022, our total future minimum lease commitments were $5.3 million. Additionally, we entered into a lease termination agreement in August 2022 and agreed to pay a lease termination fee of $6.0 million. As of September 30, 2022, we have paid $2.5 million and expect to pay the remaining $3.5 million in January 2023. The fee may be reduced by $1.0 million if certain conditions are met. See Note 6, Leases, for more information on our lease commitments.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(65,945)	$(22,446)
Net cash provided by (used in) investing activities	6,621	(170,337)
Net cash provided by (used in) financing activities	4,885	497,088
Effect of exchange rates on cash, cash equivalents and restricted cash	(41)	(11)
Net decrease in cash, cash equivalents and restricted cash	$(54,480)	$304,294
Cash flows from operating activities
Cash used in operating activities for the nine months ended September 30, 2022 was $65.9 million, and was primarily attributable to a net loss of $59.9 million, which included a non-cash gain on the change in fair value of the earn-out liability of $26.7 million, a non-cash gain on the change in fair value of warrant liabilities of $30.5 million, a non-cash lease expense of $0.2 million, a non-cash amortization of premium on available-for-sale securities, net, of $0.4 million, and a non-cash income tax benefit of $0.6 million. This was partially offset by non-cash stock-based compensation expense of $35.0 million, non-cash depreciation and amortization of $2.9 million, non-cash provision for excess and obsolete inventory of $0.3 million, and loss on disposal of assets of $0.9 million. Additionally, we experienced a net increase in our operating assets and liabilities of $13.3 million.
Cash used in operating activities for the nine months ended September 30, 2021 was $22.4 million, which was primarily attributable to a net loss of $64.2 million and was partially offset by non-cash stock-based compensation expense of $20.7 million, non-cash loss on extinguishment of debt, net of $4.3 million, non-cash depreciation and amortization of $1.9 million, non-cash change in fair value of the warrant liabilities of $8.1 million, non-cash change in fair value of the earn-out liability of $5.7 million, non-cash provision for excess and obsolete inventory of $0.6 million, non-cash amortization of debt issuance costs, discounts and premiums of $0.3 million, non-cash amortization of premium on available-for-sale securities, net, of $0.3 million, and non-cash paid-in-kind interest of $0.2 million. Additionally, we experienced a net decrease in our operating assets and liabilities of $0.2 million.
Cash flows from investing activities
Cash provided by investing activities for the nine months ended September 30, 2022 was $6.6 million, consisting of $31.8 million for the proceeds from maturities of available-for-sale securities, net of purchase of available-for-sale securities, $11.9 million for the purchase of property and equipment, and a $13.3 million acquisition of Palamedrix, net of $2.5 million of cash acquired.
Cash used in investing activities for the nine months ended September 30, 2021 was $170.3 million, consisting of $167.3 million for the purchase of available-for-sale securities, net of proceeds from sales and maturities of available-for-sale securities, and $3.0 million for the purchase of property and equipment.
Cash flows from financing activities
Cash provided by financing activities for the nine months ended September 30, 2022 was $4.9 million, which was attributable to the proceeds from the exercise of options to purchase our common stock.
Cash provided by financing activities for the nine months ended September 30, 2021 was $497.1 million, consisting of $357.2 million of in net proceeds from the PIPE investment, $173.6 million in net proceeds from the Business Combination, and $2.8 million in proceeds from the exercise of options to purchase our common stock. The cash provided by financing activities was partially offset by the $36.5 million repayment of long-term debt.
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
Our significant accounting policies are described in more detail in Note 2, Significant Accounting Policies, in our 2021 Form 10-K. Our most critical accounting policies and estimates are those that require difficult, subjective, and/or complex judgments and estimates and are used in the preparation of our consolidated financial statements. Our critical accounting policies and estimates are described in more detail in Critical Accounting Policies and Estimates in our 2021 Form 10-K. We completed the Palamedrix Acquisition in August 2022. As such, we’ve identified additional critical accounting policies as of September 30, 2022 related to business combinations, in-process research and development and goodwill, further described in Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements. Other than information discussed herein, there have been no significant changes to our critical accounting policies and estimates disclosed in our 2021 Form 10K for the year ended December 31, 2021.
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
Product revenue
Product revenue primarily consists of equipment and kit sales to customers who assay samples in their own laboratories. Equipment is generally accounted for as a bundle with installation, qualification and training services. Revenue is recognized over time based on the progress made toward achieving the performance obligation utilizing input methods, including costs incurred. The Company receives fixed consideration per kit and revenue from kit sales is recognized upon transfer of control to the customer. Shipping and handling costs billed to customers are included in product revenue in the condensed consolidated statements of operations and comprehensive loss.
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

Other revenue
Other revenue includes royalty revenue and revenue received from research grants. We recognize royalty revenue for fees paid by customers in return for a license to make, use or sell certain licensed products in certain geographic areas in the period in which the subsequent sale or usage has occurred. A royalty arrangement entered into in September 2022 with New England BioLabs (“NEB”) includes guaranteed fixed minimum royalties for which revenue has been recognized, net of the effect of a significant financing component. Any revenue above the guaranteed fixed minimum royalties is recognized in the period in which the subsequent sale or usage has occurred.
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
Illumina Cambridge, Ltd.
On December 31, 2021, the Company entered into a multi-year arrangement with Illumina Cambridge, Ltd. (“Illumina Agreement”) to jointly develop and commercialize co-branded kits that will combine Illumina’s Next Generation Sequencing (“NGS”) technology with SomaLogic’s SomaScan technology. Pursuant to the agreement, we received a non-refundable upfront payment of $30.0 million on January 4, 2022. This arrangement is accounted for in accordance with ASC 606 by analogy. The Company concluded there are two performance obligations: (1) combined performance obligation that includes the following material promises: licenses, patents, training, transfer of know-how and SOMAmer reagents necessary to use the SomaScan technology (“Bundled SomaScan Technology”), and (2) an option to purchase goods post-commercialization with a material right (“Material Right”). The total transaction price is subject to a constraint since it is uncertain that commercialization will be achieved; and therefore the transaction price was determined to be $30.0 million and was allocated to each of the performance obligations identified on a relative standalone selling price basis. Revenue from the performance obligations is recognized as follows in product revenue on the condensed consolidated statements of operations and comprehensive loss:
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
As a result, the Company determined that there were three new performance obligations (total of five performance obligations): (1) equipment bundle that includes customization services, integration services, system qualification services, site initiation services and training (“Equipment Bundle”), (2) qualification kits, and (3) support services. The contract modification resulted in an increase in the transaction price of $0.5 million. The updated transaction price was allocated between the performance obligations on a relative SSP basis. Revenue from the performance obligations is recognized as follows in product revenue on the condensed consolidated statements of operations and comprehensive loss:
Equipment Bundle: Revenue is recognized over time based on the progress made toward achieving the performance obligation utilizing input methods, including costs incurred. The Company estimated the SSP based on observable pricing of similar performance obligations.
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
During the three and nine months ended September 30, 2022, the Company recognized no and $0.1 million of revenue pursuant to the Illumina Agreement.

The Company also recognizes revenue for the sale of kits to Illumina under separate contracts

In-process research and development
Acquired in-process research and development(“IPR&D”) intangible assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. During the development phase, these assets are not amortized but are tested for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Once the IPR&D activities are completed, the intangible asset is amortized over its useful life on a straight-line basis.

Goodwill
We recognized goodwill as a result of the Palamedrix acquisition. Goodwill is the difference between the total consideration paid in a business combination and the fair value of the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment on an annual basis and in interim periods if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. All of the Company’s goodwill is assigned to its one operating segment.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, based on the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.
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
As of September 30, 2022, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control – Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management determined that our internal control over financial reporting was not effective as of September 30, 2022, due to the material weaknesses described below.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with Old SomaLogic’s financial statement close process, we identified a material weakness in our internal control over financial reporting for the year ended December 31, 2020 due to ineffective controls over the financial statement close process and lack of sufficient accounting and financial reporting personnel to ensure consistent application of GAAP and compliance with SEC rules and regulations. This material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. See “Remediation Plan” for details.
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

SomaLogic, Inc.

Date:	November 14, 2022	By:	/s/ Roy Smythe
Roy Smythe
Chief Executive Officer
(Authorized Officer)

Date:	November 14, 2022	By:	/s/ Shaun Blakeman
Shaun Blakeman
Chief Financial Officer
(Principal Financial and Accounting Officer)