Form 10-K
period 2022-12-31
SomaLogic, Inc.
filed 2023-03-28
CIK 1837412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was approximately $647.8 million. This amount is based on the closing price of the registrant’s common stock on the NASDAQ on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 17, 2023, there were approximately 187,889,569 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
Company Overview
Overview
SomaLogic is a leading commercial-stage proteomics company. We have built an integrated proteomics platform that we believe is capable of robust, high throughput proteomics analysis with broad proteome coverage, low limits of detection, high reproducibility and at low costs. We designed our platform with the goal of being a universal proteomics platform, with the breadth (number of proteins measured) and precision (accuracy of measurement) important for discovery and research applications, and both the reproducibility and robustness important for clinical applications. Our platform is underpinned by our proprietary assay technology, our protein database (which we believe is one of the largest proteomics databases worldwide), and artificial intelligence and machine learning capabilities. As of December 31, 2022, our assay can measure approximately 7,000 protein target measurements in a single sample using only approximately 55 µL of plasma, serum, or other matrices. Our proteomics database contains over 4.2 billion protein measurements and our clinical database contains over 675,000 participant-years of clinical follow-up. Leveraging our artificial intelligence-enabled bioinformatics capability, we use our database to power diagnostic product development for our research and clinical customers. We currently run our platform within our own laboratory, receive samples from customers and perform proteomics analysis on their behalf.
Our foundational assay technology includes our library of modified aptamer protein identification reagents, referred to as “SOMAmer® reagents,” and our SomaScan® assay. Our SOMAmer® reagents are proprietary modified aptamers, which are short, synthetic single stranded DNA (ssDNA) sequences developed to bind specific protein targets with high affinity and specificity across the proteome. The SomaScan® assay is utilized for Research Use Only (“RUO”) applications, and our SomaSignal™ tests, which are run on the SomaScan® Platform, are available as Laboratory-Developed Tests (“LDT”) in the United States.
Life Sciences
Our business model is currently focused on customers conducting life sciences research or biopharmaceutical development. Our assay services delivered to the research market are focused on pharmaceutical and biotechnology companies, and academic and government research institutions. We facilitate drug development, analysis of clinical trials and new human biology insights by assessing protein-protein and protein-gene interaction networks. In addition to providing protein data for research customer use, as of December 31, 2022, we offered 29 SomaSignal™ RUO protein-pattern recognition tests covering multiple applications, including facilitation of clinical trials (patient inclusion/exclusion, therapeutic effects of pharmaceuticals during trials, and other use cases). We continue to work with collaborators to explore new applications of our technology for life sciences research and clinical proteomics. As a result of our significant government- or grant-funded customer base, whose cycles often coincide with government fiscal year ends, our business is subject to significant seasonal factors which may cause sales of our products to vary on a quarterly or yearly basis and increase the magnitude of quarterly or annual fluctuations in our operating results.
Diagnostics
Our services and products delivered into the clinical market are focused on providing data-driven diagnostic tests aimed at enabling high predictive power of biological disease and risks to patients based on high-plex proteomic measurement and bioinformatics predictive model development. We offered 19 SomaSignal™ tests for use as LDTs under our Clinical Laboratory Improvement Amendments (“CLIA”) certification as of December 31, 2022. We also have a pipeline of several unique tests that could be developed and use claims targeting multiple applications, including offerings for health and wellness, preventative medical and disease management for pharmaceutical companies, health system providers and payors. We have developed a number of health system partnerships in the United States which we are studying use cases and benefits for SomaSignal™ tests for patient populations.
Recent Developments
SomaLogic entered into an exclusive, multi-year partnership pursuant to a Collaboration Agreement (the “Collaboration Agreement”) with Illumina Cambridge. Ltd. (“Illumina Cambridge”) and Illumina, Inc. (together with Illumina Cambridge, collectively, “Illumina”) to develop co-branded, distributable Next-Generation Sequencing (“NGS”) based proteomic products. As part of the collaboration, which began in early 2022, Illumina began developing NGS-based protein identification and measurement tools to be used in laboratories worldwide and facilitating the development and use of high-plex protein pattern recognition tests.
In August 2022, the Company completed its acquisition of Palamedrix, Inc., an innovator in DNA nanotechnology, which the Company intends to leverage as it develops the next generation of the SomaScan® Assay and which SomaLogic believes will accelerate the SomaScan Platform utilization in global biopharma and academic markets, as well as the emerging proteomic diagnostics space.
As part of a broader strategic review of the Company’s business and organizational structure in October 2022, the Company’s Board appointed Troy Cox, a current director of the Company and veteran executive in the life sciences industry, as Executive Chair of the Board with oversight responsibilities as the Company’s principal executive officer. In addition to the new executive leadership of Mr. Cox, and also in connection with the strategic review, in December 2022 the Company also began implementing a strategic reorganization involving, among other things, a workforce reduction and reprioritization of the Company’s operating costs and long-term growth strategy, including a renewed focus on the growth of the Company’s life sciences business.
Proteomics and Existing Technologies
Background
We believe the value of proteomics remains largely untapped. Over the past decade, the genomics revolution has led to an acceleration of biological insights arising from the development and incorporation into research and clinical medicine of large-scale, high-throughput molecular profiling techniques. Although increased knowledge of biological systems from the standpoint of both genomics and transcriptomics has led to significant scientific advancements and biological discoveries, we believe the critical role of protein function in human biology remains largely unexplored due to several inherent difficulties in proteomics, which do not exist in genomics and which slow technological progress to fully interrogate the proteome, such as the unique characteristics of each protein, including shapes, sizes (20,000 different protein structures versus the fairly simple structure of nucleic acid), half-lives, and presence in myriad locations throughout the human body in organs, tissues and cells (compared to the localization of nucleic acid in the nuclei of cells and in mitochondria). Therefore, unlike DNA, proteins can have unstable and variable chemical structures, and their presence in diverse human biological samples can span an exceptionally large dynamic range. This can make proteins difficult to detect and identify in a sample, especially at low concentrations. We believe that to extract the multidimensional networks of biological information encoded in proteins, researchers generally have to be able to measure many proteins at scale, over a very wide dynamic range, and with a high degree of precision (to suggest otherwise, we believe, would require an assumption that each of the 20,000 known protein-encoding genes selected over millions of years of human evolution is not important to the achievement of a complete understanding of human biology). In addition, we view robust and reproducible proteomic analysis as a requirement for driving adoption of proteomic tests in the clinical setting. Although there are several approaches widely practiced today that can identify and measure a large number of proteins, the ability to capture a sufficiently broad number of proteins with high accuracy and repeatability and therefore enable a more comprehensive picture of the dynamic state of a cell, tissue or organism has presented the life sciences industry with a difficult and ongoing challenge.
Key limitations of current proteomics technologies
We believe there are currently few widely practiced methodologies for broad interrogation of the proteome, and each has its own specific set of limitations. The key methodologies utilized today include mass spectrometry and antibody-based approaches. Protein sequencing and counting technologies are recent innovations in the field but, generally, are not applied commercially at scale.
Our Offerings
We are using our platform to target life sciences research and development. Our offerings focused on life sciences research are intended for basic research, target identification and biomarker discovery, as well as translational research and biopharmaceutical development applications. We also have a clinical diagnostics business, through which we have established relationships with several large health systems in the United States.
SomaLogic® Offerings and Applications
We have an established revenue stream from the life sciences research market, which as of December 31, 2022, consists primarily of a service model whereby we receive samples (including from pharmaceutical, biotechnology or academic clients), perform the SomaScan® assay, and subsequently use bioinformatics and analytics to further refine the collected data and deliver the results back to the customer.
SomaScan® Assay. As of December 31, 2022, our SomaScan® assay measures approximately 7,000 protein targets in a single sample, with planned development to expand to an approximately 10,000-plex assay for release in late 2023. The SomaScan® assay is designed to have breadth (or number of proteins measured), precision, specificity, dynamic range, depth (or lower limits of detection), and throughput. SomaScan® assay customers can also gain access to individual SOMAmer® reagents for a wide range of follow-up studies, which is a feature we consider to be a unique addition to our research services in comparison to the offerings of other proteomic platforms.
SomaScan® Certified Sites. The SomaScan Certified Sites program allows global pharmaceutical and biotech companies, academic and core labs, and government research institutions to run our industry leading proteomics platform on site with the same precision, robustness, and reproducibility seen in our assay services facility. Certified Sites run the assay on the same equipment as in the SomaLogic Assay Service facility utilizing a reagent based kit.
SomaSignal™ Tests. As of December 31, 2022, we had 19 SomaSignal™ tests currently available for use as LDT under our CLIA certification, with several more in various stages of development. As of December 31, 2022, we have 29 RUO tests primarily targeting clinical trial applications, such as characterizing and monitoring patients through the clinical trial cycle. We believe our SomaSignal™ tests will provide health systems and national health services with a leading-edge scientific tool set to allocate resources, risk stratify both populations and individual patients and personalize therapy.
SOMAmer® Reagents. Customers have been granted licenses to use a limited subset of our SOMAmer reagents and to access to our Systematic Evolution of Ligands by Exponential enrichment (“SELEX”) technology in three ways: (i) through the transfer of individual reagents that have been developed by SomaLogic, (ii) through the transfer of custom reagents developed by SomaLogic on behalf of a customer, and (iii) through the development of custom reagents by a customer after receiving a license to perform the SELEX process and to use the subsequently developed reagents. An example of the commercial use of SOMAmer® reagents by a licensee of SomaLogic is the inclusion of SOMAmer reagent-based inhibitors of thermophilic enzymes, such as polymerases used in a product category offered by certain biotechnology companies referred to as “hot-start” PCR amplification.
Our Market Opportunity
Due to extensive existing applications and broad potential, we believe proteomics represents one of the largest untapped opportunities in the life sciences industry today. Currently, approximately 95% of FDA-approved drugs target a protein, and most other drugs interact with, or are influenced by, signal transduction cascades mediated by proteins. Our platform aims to address a large opportunity across multiple proteomics-based markets and is uniquely designed to attract, capture and retain customers representing a substantial share of each of these markets. With the increasing breadth of our foundational protein assay serving as a source for the development of new products and services, we believe we are well positioned to expand to adjacent markets within proteomics. Our target markets are life sciences research and biopharmaceutical development, and the breadth of our customers and collaborators demonstrate that we are establishing a market presence in both.
Our Strategy
Our goal is to drive adoption of our integrated platform of proteomic solutions and services in the life sciences research and biopharmaceutical development markets and then expand into other attractive markets. Our strategy centers on lowering barriers to adoption and actively engaging with our broad community of customers and KOLs to accelerate the adoption of proteomics. Our growth strategy includes:
•Drive adoption of our platform as the industry standard for discovery with life sciences research customers.
•Create the case for enhanced pharmaceutical development productivity through proteomics, including the use of SomaSignal tests in clinical trials
•Leverage our database and artificial intelligence and machine learning capabilities to strengthen our value proposition for our customers.
•Strengthen our partnerships and collaborations to validate our integrated platform and expand its capabilities.
•Enhance our integrated platform for use in decentralized settings through SomaScan® Certified Sites.
•Build commercial product development and sales channel relationships with Genomics, Transcriptomics and other molecular biology-based testing enterprises.
Manufacturing and Supply
We depend on our manufacturing and supply chain operations for reagents and other components we use in our products and solutions. Our suppliers and manufacturer are also the primary source of the instruments required to complete our assays and tests.
We currently have supply agreements with two single source suppliers, Agilent Technologies, Inc (“Agilent”) and Global Life Sciences Solutions USA LLC (“GLSS”). The agreement with Agilent, which was amended in November of 2021, relates to the supply of a microarray readout system, including slide and supporting reagents, and will terminate in April 2025 subject to the parties’ agreement to renew the agreement for an additional 2 years. The agreement with GLSS relates to the supply of streptavidin beads and has been extended through December 31, 2023. Additionally, we and our SomaLogic Certified Sites purchase from Tecan Trading AG (“Tecan”) the Fluent 780 automated liquid handling instrument to perform the current version of the SOMAscan assay. The SomaScan assay could be adapted to other commercially available automated liquid handling platforms, with suitable development time, if supply of the Tecan Fluent 780 is interrupted in the future.

Some of our products and services, such as our SomaScan® assay, utilize unique components, but the majority of the components that enable our products and services are commonly sourced or off-the-shelf. While we purchase some of the components and materials used in manufacturing our products and performing our services from single-source suppliers, we have qualified second sources for most, but not all, of our critical components and reagents. The loss of any of these suppliers could potentially harm SomaLogic. We believe alternatives would be available; however, it may take time to identify and validate replacement components, which could negatively affect our ability to supply our products and perform our services on a timely basis. To mitigate this risk, we typically carry a significant inventory of our critical components. For further discussion of the risks relating to our third-party suppliers, see the section entitled “Risk Factors.”
Intellectual Property
Our success depends in part on our ability to maintain intellectual property protection for our products, services and technology. We utilize a variety of intellectual property protection strategies, including patents, trade secrets, trademarks and other methods of protecting proprietary information.
Patents
We have an extensive global patent portfolio to protect our proteomics platform, products and services. Our owned and controlled patents and pending applications, if issued, are expected to expire between 2023 and 2042, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other government fees. Our proprietary, foundational aptamer chemistry and other technology is supported by approximately 950 patents (issued or pending), including granted patents and pending patent applications in-licensed from California Institute of Technology, such patent license assumed from our acquisition of Palamedrix, Inc., and supports unsurpassed sensitivity, specificity, and dynamic range.
Trademarks
We own various registered trademarks, trademark applications, and unregistered trademarks in the United States and in important markets outside the United States, including our company name and various product and service names, including SomaLogic, SomaSignal, SOMAmer, SomaScan, SomaScan by SomaLogic, and Powered by SomaLogic. Our trademark portfolio is designed to protect the brands for our products and services, both current and in the pipeline.
Trade Secrets
In addition to our reliance on patent protection for our inventions, products and technologies, we also rely on trade secrets, know-how, confidentiality agreements and continuing technological innovation to develop and maintain our competitive position. For example, most of our aptamers and some elements of our analytical techniques and processes, as well as some of the bioinformatics methodologies and software used to analyze assay data, are based on unpatented trade secrets and proprietary know-how that has not been publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, advisors and consultants, these agreements may be breached, and we may not have adequate remedies for any breach. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect and maintain our trade secrets.
In-Licensing of Intellectual Property
We do not currently rely on any third party in-licensed intellectual property to provide any of our services or products.
Out-Licensing of Intellectual Property
In June 2008, SomaLogic and New England Biolabs, Inc. (“NEB”) entered into an exclusive licensing agreement, whereby SomaLogic provides a license to use certain proprietary information and know-how relating to its aptamer technology to make and use commercial products. SomaLogic received royalties from NEB in exchange for this license. In September 2022, SomaLogic and NEB entered into a license and settlement agreement (“NEB Agreement”) that terminated the existing exclusive licensing arrangement and provided for a settlement of $8.0 million of owed royalties. The NEB Agreement also provided a non-exclusive license arrangement for the same proprietary information and know-how under which SomaLogic is guaranteed fixed minimum royalties of $15.0 million to be received over the term of the agreement. The license agreement will terminate in June 2028, after which the intellectual property rights behind the proprietary information and know-how and any previously unexpired licensed patents will have expired.
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
On September 20, 2019, SomaLogic entered into a Master Collaboration Agreement (“MCA”) with Novartis Pharma AG, a Swiss company (“Novartis”), pursuant to which the parties engage in collaborative research efforts to advance the study of proteomic medicine. Under the MCA, SomaLogic agrees to provide SomaScan® assay services to Novartis upon Novartis’s submission of samples to SomaLogic. Effective January 1, 2023, SomaLogic and Novartis entered into Amendment #2 to Master Collaboration (“Amendment 2”), under which the parties extended the term of the MCA until December 31, 2033 unless either earlier terminated by the parties in accordance with the MCA or extended for an additional five (5) years by mutual written agreement. Under the MCA, for services performed after the satisfaction of all Projected Annual Minimums (as defined in the Collaboration Agreement) in accordance with timelines contemplated by the MCA, the fees Novartis and its affiliates pay for samples provided by the Company will increase and, in lieu of annual minimums, Novartis will provide SomaLogic with rolling, non-binding forecasts of its assay requirements on a quarterly basis.
On March 30, 2020, SomaLogic entered into a Joint Development & Commercialization Agreement (the “JDCA”) with NEC Solution Innovators, Ltd. (“NES”). Under the JDCA, NES was granted (1) a ten (10) year exclusive license to certain of SomaLogic’s intellectual property to develop and commercialize tests in Japan for human healthcare management, which will convert to a non-exclusive license at the end of the ten (10) year period of exclusivity and then continue for the remainder of the term of the agreement; and (2) a non-exclusive license to develop and commercialize in Japan non-healthcare life sciences tests that employ SomaScan® services in exchange for annual payments for five (5) years and revenue sharing payments over the term of the agreement. Under the agreement, NES grants SomaLogic an exclusive license under NES’ and its affiliates’ technology and under any joint technology or patents to develop and commercialize tests in the rest of the world.
On October 13, 2020, SomaLogic entered into an Amended and Restated Master SomaScan Discovery Services Agreement (“MSDS”) with Amgen Inc., a Delaware corporation based in California (“Amgen”), pursuant to which SomaLogic agrees to use its SomaScan® assay technology to study protein samples provided by Amgen and provides reports for such studies, as outlined in individual statements of work (“SOWs”) from time to time. Each individual SOW sets forth the sample requirements, and fees payable to SomaLogic pursuant thereto, that Amgen agrees to supply to SomaLogic in order for SomaLogic to provide SomaScan® assay services. The MSDS will terminate on October 13, 2025, unless earlier terminated by the parties in accordance with the MSDS and in any event not until any open SOW is completed.
On December 31, 2021, SomaLogic entered into the Collaboration Agreement with Illumina, in connection with the development of the Licensed Products and related commercial arrangements. Under the Collaboration Agreement, SomaLogic grants Illumina rights to use SOMAmer reagents and certain related intellectual property to develop, pursuant to a mutually agreed upon development plan, the Licensed Products, in exchange for, among other things, an upfront payment and certain royalty payments. Unless earlier terminated in accordance with its terms, the Collaboration Agreement will remain in effect until the expiration of the last-to-expire royalty period for the Licensed Products.
Employees and Human Capital
Fostering and maintaining a strong, healthy culture is a key strategic focus. Our core values reflect who we are and the way our employees interact with one another, our customers, partners and shareholders. We believe this kind of corporate culture results in employees who are happier, more creative, and more productive.
As of December 31, 2022, after giving effect to our recent strategic reorganization, we had approximately 451 full-time employees, including a research and development team of more than 94 employees. Most of our employees hold an academic degree, with a significant number also holding advanced degrees.
None of our employees are represented by a labor union or covered under a collective bargaining agreement. We have not experienced any material work stoppages and we consider our relationship with our employees to be good, healthy, and transparent. We actively engage with managers to collect feedback and ideas on how to improve our working environment.
Our ability to attract, acquire, develop, engage, and retain a diverse workforce is critical for us to execute our strategy and grow our business. We continuously monitor the hiring, retention and management of our employees. We regularly conduct confidential surveys to seek feedback from our employees and use those results to improve our workplace. We attract and reward our employees by providing market competitive compensation and benefit practices, including equity and cash incentives and recognition plans that extend to all levels in our organization. We invest in our workforce through education, training and development programs and offering tuition assistance programs for continuing education. The health and safety of our employees is a key priority, and we are committed to providing and maintaining a safe and healthy working environment. Compliance with environmental, health and safety laws and regulations underlies the basis of applicable programs and policies we have in place. In response to the COVID-19 pandemic, we implemented and will continue to implement measures to ensure the safety of our employees. We are continuously evaluating the guidance from federal and local authorities and have created strict policies and guidelines that put our employees’ health and safety first.
Facilities
Our corporate headquarters and laboratory facilities are located in Boulder, Colorado, where we lease approximately 77,000 square feet of space under three leases at 2945 Wilderness Place, 2950 Wilderness Place and 2995 Wilderness Place. One building lease terminates at the end of 2023 and the other two leases have extension options through 2026 and 2036. As a result of the Palamedrix acquisition, we also lease approximately 10,000 square feet of office and laboratory space in La Jolla, California and the lease terminates in 2024.
We do not own any real property, and believe our current facilities are sufficient to meet our immediate needs. In anticipation of future growth, we believe we will be able to obtain additional facilities on commercially reasonable terms and on an acceptable timeline.
Competition
The life sciences market is highly competitive and dynamic. Other companies, both established and early-stage, have indicated they are designing, manufacturing, and marketing products and services for, among other things, multiplexed or high-throughput proteomic analysis. These companies include Nautilus, Olink, Quanterix, Quantum-Si and Seer, among others, each of which has products and services that may compete to varying degrees with some of our services and products. Some of these companies are actively executing their commercial and operating plans, actively commercializing products and services and growing established marketing teams and sales forces. Other competitors are developing technologies for the life sciences market which may lead to services and products that rival or replace our products over time.
Our commercial opportunity could be reduced if our competitors develop and commercialize products or services that offer better performance or are more convenient and cost-effective to use than our products or services. However, we believe we are substantially differentiated from our competitors for a multitude of reasons, including our novel approach and platform, the unique and proprietary nature of our aptamer and other technology (developed over more than two decades), our rigorous product development processes and quality of science, our highly experienced and multidisciplinary teams, our breadth of both proteomics-research-enabling and applied clinical solutions, and our access to an immediate growing market with options to expand into adjacent market opportunities over time.
Government Regulation
Our products are intended for either (1) RUO or (2) clinical use applications; our RUO products are not used for clinical applications. Our customers include entities such as healthcare providers, academic institutions, research laboratories, and biopharmaceutical and biotechnology companies. Our products are used for obtaining proteomics information from pre-clinical or clinical trials, biomarker discovery, and monitoring patients’ physiological states, among others.
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
Regulation of Laboratory Developed Tests in the United States
Our SomaSignal™ tests are available as LDTs for use in obtaining proteomics information from patients and monitoring patients’ physiological states, among others. LDTs are generally considered to be tests that are designed, developed, validated and used within a single laboratory. The FDA has historically taken the position that it has the authority to regulate such tests as medical devices under the FDCA, but the FDA has exercised enforcement discretion for certain LDTs and has not required clearance, authorization, or approval of such LDTs prior to marketing, unless the product poses health or safety concerns or the product is a direct-to-consumer test. Laboratories certified as “high complexity” under CLIA may develop, manufacture, validate and run LDTs. The CLIA requirements are discussed below in the section entitled “United States Federal and State Regulation of Laboratories.”
On October 3, 2014, the FDA issued two draft guidance documents proposing a new regulatory paradigm for oversight of LDTs. These draft guidance documents proposed more active review of LDTs. The draft guidance documents were the subject of considerable controversy, and in November 2016, the FDA announced that it would not be finalizing the 2014 draft guidance documents. On January 13, 2017, the FDA issued a discussion paper which laid out elements of a possible revised future LDT regulatory framework but did not establish any regulatory requirements. Meanwhile, the FDA issued several warning letters against marketers of LDTs, although focusing on issues that the FDA considered to pose high risks to the public. But in August 2020, the Department of Health and Human Services (“HHS”) declared that FDA will not be requiring premarket reviews for LDTs unless the FDA issues such a requirement by notice-and-comment rulemaking. Following the change of the administration in 2021, it is not clear what the HHS or FDA policy will be on the regulation of LDTs. Given the changing regulatory requirement, the FDA may decide to take action against certain LDTs on a case-by-case basis if the FDA views them as presenting a risk to patients. The FDA may regulate products that it does not consider to be LDTs as medical devices that are subject to the requirements that are described above.

United States Federal and State Regulation of Laboratories
Given aspects of SomaLogic’s business at certain facilities involve acting as a clinical laboratory, SomaLogic is required to hold certain federal and state licenses, certifications and permits to conduct our business. As to federal certifications, CLIA establishes rigorous quality standards for all laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. As a clinical laboratory, SomaLogic must obtain a CLIA certificate based on the complexity of testing performed at the laboratory, such as a Certificate of Compliance for high-complexity testing. CLIA also mandates compliance with various operational, personnel, facilities administration, quality and proficiency requirements, intended to ensure clinical laboratory testing services are accurate, reliable and timely. CLIA compliance and certification is also a prerequisite to be eligible to bill for services provided to government payors and for many private payors. Furthermore, SomaLogic is subject to survey and inspection every two years to assess compliance with program standards and may be subject to additional unannounced inspections. Laboratories performing high-complexity testing are required to meet more stringent requirements than laboratories performing tests that are not as complex.
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
United States Fraud and Abuse Laws and Other Compliance Requirements
Successfully commercializing our clinical products and services depends on obtaining broad health insurance or third-party payor coverage. Government and private payors institute coverage criteria to ensure the appropriate utilization of products and services and to control costs. Limited third-party payor coverage for a technology or procedure may limit adoption and commercial viability, while broader coverage supports optimal market uptake. These laws can be implicated by inappropriate sales and marketing arrangements with healthcare providers. Many commonly accepted commercial practices are illegal in the healthcare industry and violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in United States federal and state healthcare programs, including Medicare and Medicaid. These laws may include, but are not limited to, (i) the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid; (ii) the federal False Claims Act, which prohibits knowingly presenting, or causing to be presented a false claim or the knowing use of false statements or records to obtain payment from the federal government; (iii) the federal Physician Self-Referral Law, also referred to as the Stark Law, which prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services, including durable medical equipment and supplies, payable by Medicare, unless an exception applies; (iv) the Civil Monetary Penalties Law, which authorizes the imposition of substantial civil money penalties against an entity that engages in certain prohibited activities including but not limited to violations of the Stark Law or Anti-Kickback Statute, and knowing submission of a false or fraudulent claim; (v) analogous state laws intended to protect against fraud and abuse in the health care industry and more broadly; (vi) the federal Health Insurance Portability and Accountability Act (“HIPAA”) of 1996, as amended by the American Recovery and Reinvestment Act of 2009, and implementing regulations, which includes criminal prohibitions against healthcare fraud, embezzlement, and making false statements relating to healthcare matters; (vii) the United States Foreign Corrupt Practices Act (“FCPA”), which prohibits United States corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad; and (viii) the Physician Payment Sunshine Act, which requires manufacturers to track and annually report to CMS certain payments and other transfers of value made to United States-licensed physicians or United States teaching hospitals.
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
United States and International Data Security and Data Privacy Laws

SomaLogic is or in the future may be subject to diverse laws and regulations relating to data privacy and security, including, in the United States, the California Consumer Privacy Act 2018, as amended by the California Privacy Rights Act 2020 (collectively, the “CCPA”) and HIPAA, in the United Kingdom (“UK”), the UK General Data Protection Regulation (“UK GDPR”), and, in the European Union (“EU”), Regulation 2016/679, known as the General Data Protection Regulation (“EU GDPR”) (the EU and UK GDPR collectively the “GDPR”). Some countries, such as Brazil, China, and Japan, have enacted or amended omnibus laws, and others, such as Russia, have also passed laws that require personal data relating to their citizens to be maintained in the country under certain circumstances and impose additional data transfer restrictions. In addition, India is considering proposed new privacy legislation, the Digital Personal Data Protection Act, 2022 (“PDP”). If enacted, the PDP will overhaul the personal data protection and regulatory regime in India. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of personal data (including sensitive or confidential patient or consumer information), whether by SomaLogic or a third-party, could have a material adverse effect on SomaLogic’s business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; damages; litigation; consent orders; extensive audits and inspections; bans on all or some processing of personal data carried out by noncompliant actors; and injunctive relief. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
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
Additionally, many states have enacted legislation protecting the privacy and/or security of “personal data”. These laws overlap in certain circumstances and can apply simultaneously with federal privacy and security requirements and regulated entities must comply with all of them. The CCPA that went into effect January 1, 2020, is one of the most restrictive state privacy laws, protecting a wide variety of personal data and granting significant rights to California residents with respect to their personal data. In dealing with health information for the development of its technology or for commercial purposes, SomaLogic will be affected by HIPAA and state-imposed omnibus and health information privacy and security laws because these laws regulate the ability of SomaLogic’s potential customers and research collaborators to share personal data with SomaLogic and may in certain circumstances impose additional direct obligations on SomaLogic. Additionally, SomaLogic must also identify and comply with all applicable state laws for the protection of other types of personal data (e.g., consumer, employee, B2B information) that the company collects. In addition to the CCPA, many other states have proposed similar data privacy and security laws.
In the EU and UK, stringent data protection and privacy rules have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry. The GDPR applies across the UK and EU (as well as the European Economic Area) and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when handling the personal data of individuals (i.e., data subjects) in the UK and EU including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data, where the latter is used to uniquely identify an individual, are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance obligations. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. SomaLogic is subject to the GDPR since we offer products or services to individuals in the UK an EU or otherwise enter into contracts with UK and EU entities that handle the collection and processing of data of individuals within the UK and EU.

SomaLogic could also be subject to evolving UK and EU laws on data export, for transfers of data outside the UK and EU to itself or third parties. The GDPR only permits transfers of data outside the UK and EU to jurisdictions that ensure an adequate level of data protection. The United States has not been deemed to offer an adequate level of protection, so in order for SomaLogic to transfer personal data from the UK and EU to the United States, SomaLogic must identify a legal basis for data transfer (e.g., the European Union Commission and the UK’s Information Commission Officer approved Standard Contractual Clauses) and any supplementary measures taken, or to be taken, to provide an adequate level of protection for the data. On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) calls into question commonly relied upon data transfer mechanisms as between the EU member states and the United States (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield, an adequacy decision on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data exporters and data importers to assess United States national security laws on their business and future actions of EU data protection authorities are difficult to predict. Negotiations are underway between the US and EU for the approval of a new data privacy framework (“Framework”) whereby companies that adhere to the Framework will be able to receive EU personal data without having to put in place additional transfer safeguards. The Framework, if ultimately approved by the European Commission, will almost certainly face legal challenge.

In China, rules relating to personal data protection and data security are part of a complex framework and are found across various laws and regulations. The three main pillars of the personal data protection framework in China are the Personal Information Protection Law (“PIPL”), the Cybersecurity Law (“CSL”), and the Data Security Law (“DSL”). The DSL came into force on September 1, 2021, and focuses on data security across a broad category of data (not just personal data). Most significantly, the PIPL came into effect on November 1, 2021. The PIPL is the first comprehensive, national–level personal data protection law in the China. The PIPL mirrors certain provisions found under the GDPR such as the purpose limitation principle, the concept of a data protection officer, data subject rights, the requirement to conduct data protection impact assessments, and restrictions on data exports. With respect to data exports, China has adopted its own standard contractual clauses which qualifying businesses can use to legitimize their data exports.
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
Available Information
The Company is headquartered in Boulder, Colorado. Our principal executive offices are located at 2945 Wilderness Place, Boulder, CO 80301, and our telephone number at that address is (303) 625-9000.
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
•The Company identified material weaknesses in our internal controls over financial reporting. If our remediation measures are ineffective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control in the future, we may not be able to report our financial condition or results of operations accurately or on a timely basis, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.
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

•Global economic conditions, including inflation and supply chain disruptions, may negatively impact our business operations and financial results.

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
•Investors may never obtain a return on their investment.
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
We have a library of thousands of protein target measurements and plan to increase our library to approximately 10,000 protein target measurements in late 2023, and an even greater number over time. We also plan to invest in our sales and marketing infrastructure to grow our customer base and sell more products and services to existing customers. We expect to incur significant expenses to advance these development efforts, but they may not be successful. Even if we are ultimately successful in these efforts, our gross margins may suffer as we invest in advance of potential revenue growth. Further, despite our plans to increase our library of protein targets over time, we cannot guarantee this trajectory.
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
We may need to raise additional capital to fund commercialization plans for our services and products (including manufacturing, sales and marketing activities), expand investments in research, and development, and commercialize new products and applications.
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

Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, unused federal net operating losses (“NOLs”) generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. Similar provisions of state tax law may also apply, for example, the state of Colorado conforms to the 80% limitation under the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership (some of which may be outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.
Our operating results have in the past fluctuated significantly and may continue to fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including but not limited to the various other factors described elsewhere in this “Risk Factors” section.

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
Our success depends on the market’s confidence that we can provide products and services that aid in research efforts directed at the better understanding of human biology, and enable better biopharmaceutical development. Failure of our services and products, or those jointly developed with our collaborators, to perform as expected could significantly impair our operating results and our reputation. We believe academic institutions and biopharmaceutical companies are likely to be particularly sensitive to defects, errors, inaccuracies, delays in or associated with our services. We and our collaborators may not succeed in achieving and sustaining sufficient commercial market acceptance for our current or future services and products due to a number of factors, including:
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
In addition, our laboratory operations could result in any number of errors or defects. Our quality assurance system may fail to prevent us from inadvertent problems with samples, sample quality, lab processes including sequencing, software, data upload or analysis, raw materials, reagent manufacturing, assay quality or design, or other components or processes. In addition, our assays may have quality or design errors, and we may have inadequate procedures or instrumentation to process samples, assemble our proprietary primer mixes and commercial materials, upload and analyze data, or otherwise conduct our laboratory operations. We believe our customers are likely to be particularly sensitive to service and product defects, errors and delays. In drug discovery, such errors may interfere with our customers’ clinical studies or result in adverse safety or efficacy profiles for their products in development. This may harm our customers’ businesses and may cause us to incur significant costs, divert the attention of key personnel, encourage regulatory enforcement action against us, create a significant customer relations problem for us and cause our reputation to suffer. We may also be subject to warranty and liability claims for damages related to errors or defects in our services or products. Any of these developments could harm our business and operating results.
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
As demand for our assay services grows, we will need to continue to scale our assay capacity and processing technology in order to support our data retention. We will also need to expand customer service, billing and systems processes and enhance our internal quality assurance program in order to support demand for assay services. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of samples. We cannot guarantee that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available.

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
Certain aspects of our business rely on relationships with collaborative partners, distributors and other third parties in certain geographies outside of the United States for development, supply and marketing of certain services and potential services, and such collaborative partners or other third parties could fail to perform sufficiently and could limit or prevent us from selling our services and products and impact our revenue.
We believe that success in penetrating certain geographic markets and maximizing the commercial opportunity for our business internationally depends in part on our ability to develop and maintain relationships with key third-party distributors of our services and products. Most of our distribution relationships are non-exclusive and permit such distributors to distribute competing services. Relying on distribution relationships is risky because, among other things, our distributors may: not devote sufficient resources to the sales of our services and products; fail to obtain approvals necessary to distribute our services and products; be acquired by other companies and terminate our distribution agreements or become insolvent; decline to renew existing agreements on acceptable terms or choose to favor marketing the services of our competitors. Because these and other factors may be beyond our control, the distribution of our services and products in certain jurisdictions may be delayed or otherwise adversely affected. If we or any of our distributors terminate a distribution agreement, we may be required to devote additional resources to commercialization and distribution, which could adversely affect our business, financial condition and results of operations. If current or future distributors do not perform adequately or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth.
A significant disruption in our information technology systems or the failure to maintain the confidentiality, integrity and availability of our computer hardware, software and internet applications and related tools and functions, could result in damage to our reputation, data integrity and/or subject us to costs, fines or lawsuits under data privacy or other laws or contractual requirements.

We rely on information technology (“IT”) systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our IT systems, and those of our vendors, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our IT systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it could cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. See also risk factor - “The Company identified material weaknesses in our internal controls over financial reporting. If our remediation measures are ineffective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control in the future, we may not be able to report our financial condition or results of operations accurately or on a timely basis, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.”

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
Our current and largest customer base is primarily composed of pharmaceutical and academic institutions, as well as biopharmaceutical organizations. Given that our current revenues are derived from these concentrated business sectors and a limited number of customers and collaborators our ability to conduct our business and generate revenue could be harmed by the loss of major customers in our research-based business operations, and any events or circumstances that broadly affect research-based sectors within our customer base, including pharmaceuticals, biotechnology, contracted research and academia. Although research-based business is a large sector of the life sciences industry, it is a concentrated sector and our future revenues and success will depend upon our ability to respond to the evolving needs of the marketplace, including among existing customers and collaborators, and through increasing our customer base both in our research-based business and other sectors of the life sciences industry, such as our clinical-based business and direct-to-consumer business operations. Although we have recently experienced success in the life sciences industry, which we believe is in part due to a growing customer base and wider acceptance of our technology, it is not advisable to rely on our past results as an indication of our future performance in a competitive industry where our continued success will be dependent upon our ability to expand our existing customer base and attracting new types of customers.
If we were to be sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.
The marketing, sale and use of our services and products could lead to the filing of product or professional liability claims were someone to allege that our services or products identified inaccurate, incomplete or untimely information regarding the binding specificity and/or performance of our reagents for their respective protein targets, the performance consistency of our SomaScan® assay, or that our services or products otherwise failed to perform as designed or intended. We may also be subject to liability for errors in, a misunderstanding of or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. A product liability or professional liability claim, regardless of merit or eventual outcome, could result in substantial damages and be costly and time-consuming for us to defend, and such claims may result in loss of revenue, injury to our reputation and significant negative media attention, and/or decreased demand for, or inability to commercialize, any products, services or clinical solutions that we have developed or may develop.
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
Global Economic Conditions, including inflation and supply chain disruptions, may negatively impact our business operations and financial results.
Challenging current and future United States or global economic conditions, including the COVID-19 pandemic, the war in Ukraine and inflation and supply chain disruptions may negatively impact our business operations and financial results. These conditions have resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets and increased inflation and interest rate uncertainty. Current global economic challenges, including relatively high inflation and supply chain constraints may continue to put pressure on our business.
When challenging economic conditions exist, our customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands, and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices, product mix and profit margins. Although we take measures to mitigate the impact of inflation, including through pricing actions and productivity programs, if these actions are not effective our cash flow, financial condition, and results of operations could be adversely impacted. In addition, there could be a time lag between recognizing the benefit of our mitigating actions and when the inflation occurs and there is no assurance that our mitigating measures will be able to fully mitigate the impact of inflation.
Political volatility may also contribute to the general economic conditions and regulatory uncertainty in regions in which we operate. Future unrest and changing policies could result in an adverse impact to our financial condition. Political developments can also disrupt the markets we serve and the tax jurisdictions in which we operate and may affect our business, financial condition and results of operations.
Expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks.
In addition to pursuing organic growth in the United States and internationally, we may also acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. The anticipated benefit of any strategic transaction, including the Palamedrix acquisition, may not materialize and our ability to successfully pursue such transactions is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including disruptions to our commercial relationships, acquiring unanticipated liabilities, difficulties integrating acquired businesses, diversion of management time and focus from operating our business, increases in our expenses and reductions in our cash available for operations and other uses, and possible write-offs or impairment charges relating to acquired businesses. The expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any such transaction could adversely affect our business and financial condition. Moreover, acquisitions can also involve litigation and/or post-transaction disputes, including with the counterparty regarding purchase price or other working capital adjustments or liabilities for which we believe we were indemnified under the relevant transaction agreements, among other matters. Furthermore, foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Additionally, because we and our collaborators currently market our services and products outside of the United States and may market future services and products outside of the United States, if cleared, authorized or approved, our business is subject to risks associated with doing business outside of the United States, including an increase in our expenses and diversion of our management’s attention from the development of future services and products. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:
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
•limits in our ability to penetrate international markets if we are not able to conduct our immunosequencing services locally;
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

An impairment in the carrying value of goodwill and other intangible assets could negatively impact our consolidated results of operations and net worth.

Goodwill, including with respect to any acquisitions we make, such as Palamedrix, is initially recorded as the excess of amounts paid over the fair value of net assets acquired. While goodwill is not amortized, it is reviewed for impairment at least annually or more frequently, if impairment indicators are present. Other intangible assets represent in-process research and development (“IPR&D”) acquired from Palamedrix. During the development phase, these assets are not amortized but are tested for impairment annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill and intangible assets, we make qualitative and quantitative assumptions and estimates about revenues, operating margins, growth rates and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. We could be required to evaluate the carrying value of goodwill and intangible assets prior to the annual assessment if we experience unexpected, significant declines in operating results or sustained market capitalization declines. These types of events and the resulting analyses could result in impairment charges in the future. Impairment charges could substantially affect our results of operations and net worth in the periods of such charges.

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
In addition, many states in the United States in which we operate now or may operate in the future have laws that protect the privacy and security of sensitive and personal information. Certain state laws in the United States may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes stringent data privacy and security requirements and obligations with respect to the personal information of California residents and households. Among other things, it requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information that may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, the California Privacy Rights Act (“CPRA”), which supersedes the CCPA, was passed and went into force on January 1, 2023. The CPRA draws California law closer to core concepts that were first articulated in the EU’s GDPR (discussed below) and imposes new obligations on covered entities. It remains unclear how various provisions of the CRPA will be interpreted and enforced, and multiple states have enacted or are expected to enact similar laws. The effects of the CCPA and other similar state laws on our business are potentially significant and may require us to modify our data processing practices and policies and to incur costs and expenses in an effort to comply. State laws are changing rapidly, and there is discussion in the United States Congress of a new federal data protection and privacy law to which we may be subject.
In Europe, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in the European Economic Area (“EEA”) and the United Kingdom (“UK”), the collection and use of personal data is governed by the EU General Data Protection Regulation — 2016/679 (“EU GDPR”) and related guidance together with the UK General Data Protection Regulation (“UK GDPR,” collectively with the EU GDPR, the “GDPR”). The GDPR, together with national legislation, regulations and guidelines of the EU member states and the UK govern the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the EEA or the UK, data breach notifications and the security and confidentiality of personal data. Both the EU and the UK GDPR authorize fines for certain violations of up to 4% of a company’s global annual revenue or €20 million/£17.5 million, whichever is greater. Such fines are in addition to any civil litigation claims by customers and data subjects. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or UK. Guidance on implementation and compliance practices is often updated or otherwise revised. Several other countries, including China, have enacted laws that require personal data relating to their citizens to be maintained on in the country under certain circumstances and impose additional data transfer restrictions. Implementing and maintaining compliance with applicable security and privacy regulations may increase our operating costs, increase the complexity of delivering our services, and/or adversely impact our ability to market our services and products to customers.
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
Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales, customer service and marketing personnel. In particular, Troy Cox, our Executive Chair and Roy Smythe, our Chief Executive Officer are critical to our vision, strategic direction, culture and products. Competition for qualified personnel is intense, particularly in the areas of Molecular Biology, Software and BioInformatics. As we grow, we may continue to make changes to our management team, which could make it difficult to execute on our business plans and strategies. We may face challenges in retaining and recruiting key personnel due to sustained declines in our stock price that could reduce the retention value of equity awards.
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
We rely on patent protection as well as protection afforded by trademark, copyright, trade secret and other intellectual property rights and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our proprietary, foundational aptamer-based technology and processes are supported by approximately 950 patents (issued or pending) and support unparalleled sensitivity and specificity, and dynamic range. We continue to file new patent applications to attempt to obtain further legal protection of the full range of our technologies. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict the use of our intellectual property.
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

The AIA also includes a number of significant changes that affect the way patent applications are prosecuted and also affects adversarial patent proceedings at the Patent Trials and Appeals Board (“PTAB”). These changes include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent in post-grant proceedings, including post-grant review, inter parties review and derivation proceedings. Because there is a lower evidentiary standard needed to invalidate a patent in these USPTO proceedings as compared to the evidentiary standard in a United States federal court, a third party could successfully invalidate a patent before the PTAB on less evidence than would be required to meet the higher evidentiary standard to invalidate a patent in a federal district court. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party in a district court action. Therefore, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-bound licensed patents or patent applications and the enforcement or defense of our owned or in-bound licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
In particular, while we believe that our services are not presently regulated as medical devices because they are RUO or LDTs, the laws, regulations and policies of the FDA and non-United States regulators governing the marketing of RUO products, LDTs, and clinical diagnostic tests and services are extremely complex and the regulatory or judicial interpretations of the relevant laws and regulations may change in the future. For example, our SomaScan® assay services and kits offered as RUO could, in the future, be subject to greater regulation by the FDA pursuant to the medical device provisions of the FDCA beyond the current regulations governing RUO labeling. In addition, while we believe certain of our services are LDTs and thus not subject to premarket review requirements, FDA may disagree with our assessment or change its position in the future and assert that our products are medical devices that must receive FDA’s premarket review, as discussed under “Risk Factors – The FDA may require us to obtain premarket authorizations and comply with the FDA requirements for some of our products and services. Failure to obtain such authorizations or failure to comply with FDA requirements may delay or prevent the marketing of our products and services.”
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
We are subject to the FCPA which prohibits companies and their intermediaries from making payments in violation of law to non-United States government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent distributors to sell our assay services internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. We have limited experience in complying with these laws and in developing procedures to monitor compliance with these laws by our agents. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.
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
The Company identified material weaknesses in our internal controls over financial reporting. If our remediation measures are ineffective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control in the future, we may not be able to report our financial condition or results of operations accurately or on a timely basis, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.
In prior years, and in fiscal 2022, we identified material weaknesses in our internal control over financial reporting. See - “Management’s Report on Internal Control Over Financial Reporting.”
We are in the process of remediating the deficiencies. We cannot assure you that the material weaknesses will be remediated by us on the timelines currently anticipated, or at all, and/or that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows.
If we are we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
As of December 31, 2022, our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially owned, collectively, approximately 25% of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
Our Public Warrants were issued in registered form under a warrant agreement between CM Life Sciences II Inc. (“CMLS II”) and Continental Stock Transfer & Trust Company, as warrant agent. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Public Warrant.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently maintain our executive offices at 2945 Wilderness Place, Boulder, Colorado 80301. We lease approximately 77,000 square feet of space under three leases in Boulder, Colorado, which serve as our corporate headquarters and laboratory facilities. In February 2022 we entered into two lease agreements, each for commercial buildings to be constructed in Louisville, Colorado. In August 2022 the Company evaluated the cost of the two Louisville, Colorado leases and determined that it would be in the best interest of the Company to terminate these agreements and maintain the location of its current headquarters. . As a result of the Palamedrix acquisition, we also lease approximately 10,000 square feet of office and laboratory space in La Jolla, California and the lease terminates in 2024.

We do not own any real property, and believe our current facilities are sufficient to meet our immediate needs. In anticipation of future growth, we believe we will be able to obtain additional facilities on commercially reasonable terms and on an acceptable timeline.

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

On February 12, 2023, the Company filed a petition in the Delaware Court of Chancery (the “Court of Chancery”) pursuant to Section 205 of the Delaware General Corporation Law (“DGCL”), seeking validation of an amendment to our certificate of incorporation (the “Certificate Amendment”) which, among other things, increased the authorized shares of the Company’s common stock from 400,000,000 to 600,000,000 shares of common stock (eliminating our Class B common stock and renaming Class A common stock as “common stock”) (the “Section 205 Action”). On March 6, 2023, the Court of Chancery held a hearing on the Section 205 Action and granted an order pursuant to Section 205 of the DGCL validating the Company’s Certificate Amendment and all shares of capital stock of the Company issued in reliance on the effectiveness of the Company’s Certificate Amendment, each as of the date and time of the original issuance of such shares.

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
Our Common Stock is listed on the Nasdaq Capital Market under the symbol “SLGC.” Our certificate of incorporation authorizes the issuance of 600,000,000 shares of Common Stock with a par value of $0.0001 per share. The Company had 187,647,973 shares of Common Stock issued and outstanding as of December 31, 2022.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of December 31, 2022, no shares of Preferred Stock were issued and outstanding, and no designation of rights and preferences of preferred stock had been adopted. Our preferred stock is not quoted on any market or system, and there is not currently a market for our preferred stock.
Holders
Based on information supplied by its transfer agent, the Company estimates that there are approximately 247 holders of record of our Common Stock and 1 holder of record of our public warrants. Such numbers do not include beneficial owners holding our securities through nominee names.
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
Business Overview
•As of December 31, 2022, our current SomaScan® assay includes reagents to measure approximately 7,000 protein targets of the approximately 20,000 canonical human proteins, and we plan to increase this commercially available number of protein targets to approximately 10,000 in late 2023.

•Currently, we primarily generate revenue through our assay services model, whereby we receive samples from pharmaceutical, biotechnology or academic clients, perform the SomaScan® assay, and subsequently use bioinformatics and analytics to further refine the collected data and deliver the results back to the customer.

•In addition to the SomaScan® assay, we have developed and released SomaSignal™ tests into an observation market. The SomaSignal™ tests are data-driven diagnostic tests with high predictive power of biological disease and risks to patients that have a wide range of potential applications. We are currently evaluating a variety of different partnerships to drive adoption of SomaSignal™ tests.

•We also generate product revenue, primarily through the sale of SomaScan® kits and equipment for SomaScan® Certified Sites, which allow customers to bring our proteomic platform in-house.

•As of December 31, 2022, we had approximately 451 full-time employees, including a research and development team of more than 94 employees.

•Our commercial and product development teams are consistently partnering with our customers to develop products and services that speed up the adoption of proteomics for our customers, including data analysis, data integration and ease of use tool sets. We are also actively exploring several potential co-marketing and new channel and product development opportunities with various partners in closely aligned scientific verticals, such as genomics.

•We have historically and will continue to invest in new products and solutions. Our research and development efforts are primarily focused on developing new proteomic content and additional SomaSignal™ tests as well as developing new applications for existing technologies.

•Since our inception, we have incurred net losses in each year. Our net losses were $109.2 million and $87.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $608.1 million, cash and cash equivalents of $421.8 million, and short-term investments of $117.8 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses.

•In August 2022, the Company completed its acquisition of Palamedrix, Inc., an innovator in DNA nanotechnology, which the Company intends to leverage as it develops the next generation of the SomaScan® Assay and which SomaLogic believes will accelerate the SomaScan Platform utilization in global biopharma and academic markets, as well as the emerging proteomic diagnostics space.

•As part of a broader strategic review of the Company’s business and organizational structure, in October 2022, the Company’s Board appointed Troy Cox, a current director of the Company and veteran executive in the life sciences industry, as Executive Chair of the Board with oversight responsibilities and as the Company’s principal executive officer.

•In addition to the new executive leadership of Mr. Cox, and also in connection with the strategic review, in December 2022, we announced a workforce reduction plan to reduce operating costs and focus on long-term growth opportunities in our life sciences business. As a result, we reduced our workforce by approximately 16%, with a majority of these employees separating in December of 2022 and the remaining affected employees separating over the next three-month period.
SPAC Merger
On September 1, 2021 (the “Closing Date”), we consummated a business combination with a special purpose acquisition company (the “SPAC Merger”) contemplated by the Merger Agreement, dated March 28, 2021 by and among CMLS II, S-Craft Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of CMLS II (“Merger Sub”), and SomaLogic Operating (“Old SomaLogic”). Pursuant to the Merger Agreement, Merger Sub merged with and into Old SomaLogic, with Old SomaLogic surviving the merger as a wholly-owned subsidiary of CMLS II. Upon the closing of the SPAC Merger, CMLS II changed its name to SomaLogic, Inc., and Old SomaLogic changed its name to SomaLogic Operating Co., Inc.
Unless the context otherwise requires, the terms “we”, “us”, “our”, “SomaLogic" and “the Company" refer to, for periods prior to the completion of the SPAC Merger, SomaLogic, Inc. and its subsidiaries, and, for periods upon or after the completion of the SPAC Merger, SomaLogic, Inc., the combined company and its subsidiaries. See Note 3, Business Combinations, for more details of the SPAC Merger and, the presentation of historical amounts and balances after the SPAC Merger. Our Common Stock and warrants to purchase Common Stock are listed on the Nasdaq under the ticker symbols “SLGC” and “SLGCW”, respectively.

Factors Affecting Our Performance

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

•Continued adoption of our services and products:

•We have a well-established base of marquee customer and Key Opinion Leaders (“KOL”) relationships in place, and as we grow further, we expect to win contracts with new customers and expand the scope of existing contracts with existing customers.

•We plan to develop and grow our offering of reagents and corresponding solutions, including both small and large plex capabilities, site-of-service deployed assay options, and bioinformatics offerings to attract additional customers and cross-sell to existing customers.

•We continue to focus on growing our proteomics database and artificial intelligence and machine learning analytics to drive value and market opportunities.

•We expect our total revenue may vary from period to period based on, among other things, the timing and size of new contracts, fluctuations in customer consumption of and adoption trends, ramp time and productivity of our salesforce, the impact of significant transactions, and seasonality. Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our offering.

•Continued investment in growth:

•We continue to invest significantly in our laboratory process and commercial infrastructure.

•Investments in research and development will include hiring of employees with the necessary scientific and technical backgrounds to enable enhancements to our existing services and products and bring new services and products to market.

•Ability to lower the costs associated with performing the assay:

•We intend to reduce the cost of manufacturing inventory by, in part, modifying our assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials and negotiating favorable terms for our materials purchases.

•We intend to reduce the cost of performing our SomaScan® assay as we move to either a less expensive array or Next Generation Sequencing system for our DNA readout of the protein concentrations present in a sample.

•Seasonality:

•Our revenue can be seasonal dependent upon the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends.

•Development and commercialization of clinical diagnostic tests:

•We aim to continue to advance our portfolio of clinical diagnostic tests that leverage our proprietary proteomics platform and artificial intelligence-enabled bioinformatics. By developing additional tests, the Company can provide more options to customers and collaborators and further commercialize our platform driving growth in revenue.

•Expansion of our proteomic content:

•To maintain our competitive advantage, we plan to increase the number of protein reagents for commercial availability based on allocated funding, resource availability, and the successful validation of new reagents.

•Macroeconomic conditions:

•A deterioration in macroeconomic economic conditions including risk of recession, decreased government funding, effects of inflation, labor shortages, supply chain issues and higher interest rates could impact both our and our customers’ operations. We could experience pricing pressure and decreased demand as a result.
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
Product revenue
Product revenue primarily consists of equipment and kit sales, which enable our customers to bring the SomaScan® proteomic platform in-house and to build lines of business based on this technology. The establishment of SomaScan® Certified Sites will allow SomaLogic to quickly grow into new geographic regions and expand our customer base.
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
Other revenue
Other revenue includes royalty revenue and revenue received from research grants. The Company recognizes royalty revenue for fees paid by customers in return for a license to make, use or sell certain licensed products in certain geographic areas in the period in which the subsequent sale or usage has occurred. A license arrangement entered into in September 2022 with New England BioLabs (“NEB”) includes guaranteed fixed minimum royalties for which revenue has been recognized, net of the effect of a significant financing component. Any revenue above the guaranteed fixed minimum royalties is recognized in the period in which the subsequent sale or usage has occurred. Grant revenue represents funding under cost reimbursement programs from government agencies, and non-profit foundations for qualified research and development activities performed by the Company. We expect other revenue to continue to grow as we expand our commercial team and continue to pursue additional licensing relationships.
Cost of revenue
Cost of assay services revenue
Cost of assay services revenue consists of raw materials and production costs, salaries and other personnel costs, overhead and other direct costs related to assay services revenue. It also includes costs for production variances, such as yield losses, material usages, spending and capacity variances. Cost of assay services revenue is recognized in the period the related revenue is recognized.
We expect cost of assay services revenue to increase as we grow our sample volume. We expect the cost per sample to decrease over the long term due to the efficiencies we may gain as sample volume increases from improved utilization of our laboratory capacity and other value engineering initiatives. If our sample volume throughput is reduced cost of revenue as a percentage of total revenue may be adversely impacted due to fixed overhead cost.
Cost of product revenue
Cost of product revenue consists primarily of raw materials, equipment and production costs, salaries and other personnel costs, overhead and other direct costs related to product revenue. Cost of product revenue is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product revenue in the consolidated statements of operations and comprehensive loss.
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
Interest expense
Interest expense is attributable to our borrowings under debt agreements.
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
Results of Operations
Comparison of the year ended December 31, 2022 versus the year ended December 31, 2021
Revenue

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Revenue:
Assay services revenue	$63,038	$68,038	$(5,000)	(7)%
Product revenue	4,243	1,277	2,966	NM
Collaboration revenue	3,051	3,051	—	—%
Other revenue	27,334	9,260	18,074	195%
Total revenue	$97,666	$81,626	$16,040	20%
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Total revenue increased by $16.0 million, or 20%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Assay services revenue decreased by $5.0 million, or 7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a decrease in average selling price driven by customer mix, offset by a slight increase in sample volumes resulting from fluctuations in consumer consumption.
Product revenue increased by $3.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the sale of equipment and kits to new kits customers.

Other revenue increased by $18.1 million, or 195%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a $17.7 million increase in royalty revenue driven by recognition of $8.0 million of previously constrained royalty revenues and $13.2 million related to guaranteed fixed minimum royalties, net of the effect of a significant financing component, offset by a $3.5 million decrease in sales-based royalties driven by a decrease in COVID research testing.
Cost of revenue

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Cost of assay services revenue	$41,419	$32,782	$8,637	26%
Cost of product revenue	1,945	681	1,264	186%
Total cost of revenue	$43,364	$33,463	$9,901	30%
Total cost of revenue increased by $9.9 million, or 30%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Cost of assay services revenue increased by $8.6 million, or 26%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in cost of assay services revenue was primarily due to slight increase in sample volume and varying degrees of production inefficiencies due to delays in sample receipts, along with inventory scrap charges.

Cost of product revenue increased by $1.3 million, or 186%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the sale of equipment and kits to new kits customers.
Research and development

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Research and development	$73,444	$43,496	$29,948	69%
Research and development increased by $29.9 million, or 69%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in research and development was primarily due to an $18.3 million increase in professional services and supplies related to projects for content expansion and cost reduction, a $6.4 million increase in internal clinical studies, a $7.0 million increase in wages and benefits due to increased headcount, a $3.6 million increase in stock-based compensation expense due to new equity awards and Earn-Out Shares issued to Earn-Out Service Providers, offset by a $6.5 million non-recurring, non-cash stock-based compensation expense incurred in the prior year related to the sale of stock and vested options by an employee to an economic interest holder in excess of fair value.The Company has also incurred $1.1 million of restructuring charges during the year ended December 31, 2022.
Selling, general, and administrative

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Selling, general and administrative	$156,619	$77,971	$78,648	101%
Selling, general, and administrative increased by $78.6 million, or 101%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in selling, general and administrative was primarily due to a $6.7 million increase in advisory and management services incurred in relation to public-company compliance and other transactions, including costs incurred in relation to the Palamedrix acquisition, a $27.7 million increase in wages and benefits due to increased headcount in our commercial and administrative teams, a $15.9 million increase in services incurred related to marketing initiatives and product development, and a $10.2 million increase in stock-based compensation expense due to new equity awards and Earn-Out Shares issued to Earn-Out Service Providers. Additionally, the Company has incurred $5.0 million of lease termination fees, a $7.8 million stock-based compensation expense related to the accelerated vesting of options held by terminated executives, $1.4 million severance related to the terminated executives, and a $2.4 million loss on disposals of assets related to abandonment of certain uncompleted internally developed software projects. The Company has also incurred $1.5 million of restructuring charges during the year ended December 31, 2022.

Other income (expense)

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Other income (expense):
Interest income and other, net	$8,049	$263	$7,786	NM
Interest expense	—	(1,324)	1,324	(100)%
Change in fair value of warrant liabilities	30,968	(6,952)	37,920	NM
Change in fair value of earn-out liability	26,870	(1,869)	28,739	NM
Loss on extinguishment of debt, net	—	(4,323)	4,323	(100)%
Total other income (expense)	$65,887	$(14,205)	$80,092	NM
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Interest income and other, net increased by $7.8 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an average higher cash equivalents and investment balances as well as rising interest rates during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Interest expense decreased by $1.3 million, or 100%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the interest on the Amended and Restated Credit Agreement during the period ended December 31, 2021. The credit agreement was paid back in full in April 2021.
Change in fair value of warrant liabilities of $37.9 million for the year ended December 31, 2022, due to the remeasurement of the warrant liabilities.
Change in fair value of the earn-out liability of $28.7 million for the year ended December 31, 2022, due to the remeasurement of the earn-out liability.
Loss on extinguishment of debt, net of $4.3 million for the year ended December 31, 2021 is due to a $5.2 million loss on extinguishment of debt as a result of the repayment of the Amended and Restated Credit Agreement in April 2021, a $2.7 million loss on extinguishment of debt as a result of the conversion of the Convertible Debt in July 2021 offset by a $3.6 million gain on extinguishment of debt as of result of the forgiveness of the PPP loan in June 2021.

Income Taxes

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Income tax benefit (provision)	$717	$(38)	$755	NM
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

The income tax benefit for the year ended December 31, 2022 resulted primarily from changes in the valuation allowance due to deferred tax liabilities resulting from acquired indefinite lived intangible assets as part of the acquisition of Palamedrix.
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

Adjusted EBITDA
We calculate Adjusted EBITDA as net loss adjusted to exclude interest income and other, net, interest expense, income tax benefit, depreciation and amortization, and other non-recurring items. The other non-recurring items include the loss on extinguishment of debt, net, stock-based compensation related to the secondary sale transaction, change in the fair value of warrant liabilities and the earn-out liability, stock compensation expense related to equity award modifications and restructuring charges
The following table is a reconciliation of net loss in accordance with GAAP to non-GAAP adjusted EBITDA for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Net loss	$(109,157)	$(87,547)
Adjustments to reconcile to EBITDA:
Interest income and other, net	(8,049)	(263)
Interest expense	—	1,324
Income tax benefit (provision)	(717)	38
Depreciation and amortization	4,571	2,569
EBITDA	(113,352)	(83,879)
Adjustments to reconcile to Adjusted EBITDA:
Loss on extinguishment debt, net (1)	—	4,323
Change in fair value of warrant liabilities (2)	(30,968)	6,952
Change in fair value of earn-out liability (3)	(26,870)	1,869
Stock-based compensation expense related to the secondary sale transaction (4)	—	6,461
Stock compensation expense related to equity award modifications (5)	7,661	700
Restructuring charges (6)	2,888	—
Adjusted EBITDA	$(160,641)	$(63,574)
(1)    Represents the $5.2 million loss on extinguishment of debt as a result of the repayment of the Amended and Restated Credit Agreement in April 2021, a $2.7 million loss on extinguishment of debt as a result of the conversion of the Convertible Debt in July 2021 and offset by the $3.6 million gain on extinguishment of debt as a result of the forgiveness of the PPP loan in June 2021.
(2)    Represents change in fair value of warrant liabilities. See Note 5, Fair Value Measurements, for more details.
(3)    Represents change in fair value of earn-out liability. See Note 5, Fair Value Measurements, for more details.
(4)    Represents a one-time non-cash stock-based compensation expense of $6.5 million related to the sale of stock and vested options by an employee to an economic interest holder in excess of fair value. See Note 13, Stock-based Compensation, for more details.
(5)    Represents stock-based compensation expense related to equity modifications. See Note 13, Stock-based Compensation, for more details.
(6)    Represents restructuring charges related to the Strategic Reorganization consisting of severance, other termination benefit costs, and non-cash stock-based compensation expense. See Note 18, Restructuring, for more details.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been revenue collected from our customers, net proceeds from sale of our capital stock, and borrowings from debt facilities. We received net proceeds of $530.1 million from the SPAC Merger and PIPE Investment on September 1, 2021. We expect our operating cash flows to further improve as we increase operational efficiencies and experience economies of scale.
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
Our borrowings from debt facilities were provided from three different sources.

•On April 9, 2021, the Company repaid the Amended and Restated Credit Agreement in full and the obligation was extinguished. In addition to the outstanding principal balance of $33.3 million as of that date, the Company also paid a prepayment penalty of approximately $4.0 million.

•In April 2020, we received a loan in the aggregate amount of $3.5 million, pursuant to the Paycheck Protection Program, established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and administered by the United States Small Business Administration. Under the terms of the

CARES Act, we applied for and received forgiveness on June 21, 2021 for the full amount borrowed under the PPP loan, including less than $0.1 million of accrued interest, which was recognized as a gain on extinguishment of debt during the year ended December 31, 2021.

•On July 9, 2021, the holder of the Convertible Debt converted the Convertible Debt into 682,070 shares of Old SomaLogic Class B common stock. The 682,070 shares of Old SomaLogic Class B common stock that were issued for the conversion of the Convertible Debt are presented in the consolidated statements of stockholders’ equity as 571,642 shares of Common Stock as a result of the reverse recapitalization. As of December 31, 2022 and 2021, no debt obligations are outstanding.
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

We have also entered into various operating lease agreements for administrative and laboratory facilities in Boulder, Colorado. As of December 31, 2022, our total future lease payments were $4.7 million.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(100,669)	$(40,384)
Net cash provided by (used in) investing activities	82,542	(182,019)
Net cash provided by financing activities	5,185	497,491
Effect of exchange rates on cash, cash equivalents and restricted cash	(43)	(14)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,985)	$275,074
Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2022 was $100.7 million, which was primarily attributable to a net loss of $109.2 million, which included a non-cash gain on the change in fair value of the earn-out liability of $26.9 million, a non-cash gain on the change in fair value of warrant liabilities of $31.0 million, a non-cash amortization of premium on available-for-sale securities, net, of $1.0 million, and a non-cash income tax benefit of $0.8 million. This was partially offset by non-cash stock-based compensation expense of $43.6 million, non-cash depreciation and amortization of $4.6 million, non-cash provision for excess and obsolete inventory of $0.5 million, and loss on disposal of assets of $2.4 million. Additionally, we incurred $11.1 million in cloud computing arrangement expenditures and experienced a net increase in our operating assets and liabilities of $28.0 million.
Cash used in operating activities for the year ended December 31, 2021 was $40.4 million, which was primarily attributable to a net loss of $87.5 million and was partially offset by non-cash stock-based compensation expense of $28.4 million, non-cash change in the fair value of the warrant liabilities of $7.0 million, non-cash change in the fair value of the earn-out liability of $1.9 million, loss on extinguishment of debt, net of $4.3 million, non-cash depreciation and amortization of $2.6 million, non-cash PIK interest expense of $0.2 million, non-cash provision for excess and obsolete inventory of $0.7 million, non-cash amortization of premium on available-for-sale securities, net, of $0.4 million, non-cash amortization of debt issuance costs, discounts and premiums of $0.3 million. Additionally, we incurred $3.4 million in cloud computing arrangement expenditures and experienced a net increase in our operating assets and liabilities of $4.9 million.
Cash flows from investing activities
Cash provided by investing activities for the year ended December 31, 2022 was $82.5 million, consisting of proceeds received of $101.0 million from maturities of available-for-sale securities, net of purchases. This was offset by $5.2 million for the purchase of property and equipment, and $13.3 million acquisition of Palamedrix, net of cash acquired.
Cash used in investing activities for the year ended December 31, 2021 was $182.0 million, consisting of $178.7 million for the purchase of available-for-sale securities, net of proceeds from maturities of available-for-sale securities, and $3.3 million for the purchase of property and equipment.
Cash flows from financing activities
Cash provided by financing activities for the year ended December 31, 2022 was $5.2 million, which was attributable to the proceeds from the exercise of options to purchase our common stock.

Cash provided by financing activities for the year ended December 31, 2021 was $497.5 million, consisting of the $357.2 million in net proceeds from the PIPE investment, $172.9 million in net proceeds from the SPAC Merger, and $3.9 million in proceeds from the exercise of options to purchase our common stock. The cash provided by financing activities was partially offset by the $36.5 million repayment of the Amended and Restated Credit Agreement.
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
Product revenue
Product revenue primarily consists of equipment and kit sales to customers that assay samples in their own laboratories. Equipment is generally accounted for as a bundle with installation, qualification and training services. Revenue is recognized based on the progress made toward achieving the performance obligation utilizing input methods, including costs incurred. The Company receives fixed consideration per kit and revenue from kit sales is recognized upon transfer of control to the customer. Shipping and handling costs billed to customers are included in product revenue in the consolidated statements of operations and comprehensive loss.

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
Other revenue
Other revenue includes royalty revenue and revenue received from research grants. We recognize royalty revenue for fees paid by customers in return for a functional license of intellectual property to make, use or sell certain licensed products in certain geographic areas in the period in which the subsequent sale or usage has occurred. A royalty arrangement entered into in September 2022 with New England BioLabs (“NEB”) includes guaranteed fixed minimum royalties for which revenue has been recognized, net of the effect of a significant financing component. Any revenue above the guaranteed fixed minimum royalties is recognized in the period in which the subsequent sale or usage has occurred.
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
Illumina Cambridge, Ltd.
On December 31, 2021, the Company entered into a multi-year arrangement with Illumina Cambridge, Ltd. (“Illumina Agreement”) to jointly develop and commercialize co-branded kits that will combine Illumina’s Next Generation Sequencing (“NGS”) technology with SomaLogic’s SomaScan technology. Pursuant to the agreement, we received a non-refundable upfront payment of $30.0 million on January 4, 2022. This arrangement is accounted for in accordance with ASC 606 by analogy. The Company concluded there are two performance obligations:: (1) SOMAmer reagents necessary to develop and commercialize NGS based proteomic products, inclusive of the rights to licenses, patents and training to allow for the use of such reagents and (2) an option to purchase goods post-commercialization with a material right (“Material Right”). The total transaction price is subject to a constraint since it is uncertain that commercialization will be achieved; and therefore the transaction price was determined to be $30.0 million and was allocated to each of the performance obligations identified on a relative standalone selling price basis. Revenue from the performance obligations is recognized as follows in product revenue on the condensed consolidated statements of operations and comprehensive loss:
Reagents: Revenue is recognized as control transfers when the SOMAmer reagents are shipped. The Company estimated the standalone selling price (“SSP”) based on observable pricing of similar performance obligations.
Material Right: Revenue is recognized when Illumina exercises its option to purchase goods post-commercialization. The Company estimated the SSP based on an incremental discount to be provided to the customer adjusted for the likelihood that Illumina will exercise the option.
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
During the year ended December 31, 2022, the Company recognized $0.1 million of revenue pursuant to the Illumina Agreement.
The Company also recognizes revenue for the sale of kits to Illumina under separate contracts

In-process research and development

Acquired in-process research and development(“IPR&D”) intangible assets were initially recognized at fair value and are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. During the development phase, these assets are not amortized but are tested for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Once the IPR&D activities are completed, the intangible asset is amortized over its useful life on a straight-line basis.

Goodwill
We recognized goodwill as a result of the Palamedrix acquisition. Goodwill is the difference between the total consideration paid in a business combination and the fair value of the net identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment on an annual basis and in interim periods if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. All of the Company’s goodwill is assigned to its one reporting unit.
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
Stock-based compensation
The Company incurs stock-based compensation expense related to our equity awards, net of an estimated forfeiture rate over the employee’s requisite service period, which is generally the vesting period, on a straight-line basis. Stock-based compensation costs are estimated at the grant date based on the fair value of the equity for financial reporting purposes. We utilize the Black-Scholes valuation model for estimating the fair value of stock options granted. The fair value of each option is estimated on the date of grant. The model assumptions include expected volatility, term, dividend yield and the risk-free interest rate. Assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of stock options granted are complex, involve inherent uncertainties and the application of judgment. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, the Company’s equity-based compensation could be materially different.
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
Determination of Fair Value of Common Stock
As there was no public market for the Old SomaLogic common stock prior to the consummation of the SPAC Merger, on each grant date, Old SomaLogic developed an estimate of the fair value of the Old SomaLogic common stock based on the information known to Old SomaLogic on the date of grant, upon a review of any recent events and their potential impact on the estimated fair value per share of the Old SomaLogic common stock, and in part on input from a third-party valuation firm.
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
As the public trading market for our Common Stock has been established in connection with the consummation of the SPAC Merger, it is no longer necessary for our Board of Directors to estimate the fair value of our Common Stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our Common Stock will be determined based on the quoted market price of our Common Stock.
Warrant Liabilities
We classify the warrants as liabilities on the consolidated balance sheets as these instruments are precluded from being indexed to our own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815, Derivatives and Hedging (“ASC 815”). Since the warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities at fair value on the date of the SPAC Merger, with subsequent changes in their respective fair values recognized within change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss at each reporting date.
Earn-Out Liability
As a result of the SPAC Merger, the Company recognized Earn-Out Shares contingently issuable to former stockholders of Old SomaLogic as a liability in accordance with ASC 815. The liability was included as part of the consideration transferred in the SPAC Merger and was recorded at fair value. The earn-out liability is remeasured at the end of each reporting period, with the corresponding change in fair value recognized within change in fair value of earn-out liability in the consolidated statements of operations and comprehensive loss at each reporting date.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SomaLogic, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SomaLogic, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Denver, Colorado
March 28, 2023

SomaLogic, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$421,830	$439,488
Investments	117,758	218,218
Accounts receivable, net	17,006	17,074
Inventory	13,897	11,213
Deferred costs of services	1,337	462
Prepaid expenses and other current assets	9,873	5,097
Total current assets	581,701	691,552
Non-current inventory	4,643	4,085
Accounts receivable, net of current portion	9,284	—
Property and equipment, net	19,564	9,557
Other long-term assets	5,083	908
Intangible assets	16,700	—
Goodwill	10,399	—
Total assets	$647,374	$706,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,794	$15,089
Accrued liabilities	20,678	11,109
Deferred revenue	3,383	3,021
Other current liabilities	2,477	66
Total current liabilities	43,332	29,285
Warrant liabilities	4,213	35,181
Earn-out liability	15	26,885
Deferred revenue, net of current portion	31,732	2,364
Other long-term liabilities	5,524	363
Total liabilities	84,816	94,078
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 187,647,973 and 181,552,241 shares issued and outstanding at December 31, 2022 and 2021, respectively	19	18
Additional paid-in capital	1,171,122	1,110,991
Accumulated other comprehensive loss	(513)	(72)
Accumulated deficit	(608,070)	(498,913)
Total stockholders’ equity	562,558	612,024
Total liabilities and stockholders’ equity	$647,374	$706,102
The accompanying notes are an integral part of these consolidated financial statements.

SomaLogic, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue
Assay services revenue	$63,038	$68,038
Product revenue	4,243	1,277
Collaboration revenue	3,051	3,051
Other revenue	27,334	9,260
Total revenue	97,666	81,626
Operating expenses
Cost of assay services revenue	41,419	32,782
Cost of product revenue	1,945	681
Research and development	73,444	43,496
Selling, general and administrative	156,619	77,971
Total operating expenses	273,427	154,930
Loss from operations	(175,761)	(73,304)
Other income (expense)
Interest income and other, net	8,049	263
Interest expense	—	(1,324)
Change in fair value of warrant liabilities	30,968	(6,952)
Change in fair value of earn-out liability	26,870	(1,869)
Loss on extinguishment of debt, net	—	(4,323)
Total other income (expense)	65,887	(14,205)
Net loss before income tax benefit (provision)	(109,874)	(87,509)
Income tax benefit (provision)	717	(38)
Net loss	$(109,157)	$(87,547)

Other comprehensive loss
Net unrealized loss on available-for-sale securities	$(424)	$(68)
Foreign currency translation loss	(17)	(2)
Total other comprehensive loss	(441)	(70)
Comprehensive loss	$(109,598)	$(87,617)

Net loss per share, basic and diluted	$(0.59)	$(0.64)
Weighted-average shares used to compute net loss per share, basic and diluted	183,991,643	137,157,283
The accompanying notes are an integral part of these consolidated financial statements.

SomaLogic, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2020	114,266,515	11	597,274	(2)	(411,366)	185,917
Issuance of Common Stock upon exercise of options	1,311,326	—	4,001	—	—	4,001
Issuance of Common Stock for services	228,199	—	1,337	—	—	1,337
Issuance of Common Stock upon conversion of convertible debt	571,642	—	4,631	—	—	4,631
Stock-based compensation	—	—	27,042	—	—	27,042
Surrender of shares in cashless exercise	(15,189)	—	(56)	—	—	(56)
Issuance of Common Stock upon SPAC Merger, net of transaction costs of $35,111	28,689,748	3	119,568	—	—	119,571
Common Stock issued pursuant to the PIPE Investment, net of transaction costs of $7,802	36,500,000	4	357,194	—	—	357,198
Net unrealized loss on available-for-sale securities	—	—	—	(68)	—	(68)
Foreign currency translation loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(87,547)	(87,547)
Balance at December 31, 2021	181,552,241	$18	$1,110,991	$(72)	$(498,913)	$612,024
Issuance of Common Stock upon vesting of RSUs	12,031	—	—	—	—	—
Issuance of Common Stock upon exercise of options	1,906,530	—	4,813	—	—	4,813
Shares issued under employee stock purchase plan	146,699	—	372	—	—	372
Issuance of Common Stock for services	—	—	50	—	—	50
Stock-based compensation	—	—	43,064	—	—	43,064
Issuance of Common Stock upon Palamedrix acquisition	4,030,472	1	11,832	—	—	11,833
Net unrealized loss on available-for-sale securities	—	—	—	(424)	—	(424)
Foreign currency translation loss	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(109,157)	(109,157)
Balance at December 31, 2022	187,647,973	$19	$1,171,122	$(513)	$(608,070)	$562,558
The accompanying notes are an integral part of these consolidated financial statements.

SomaLogic, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(109,157)	$(87,547)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	43,609	28,415
Depreciation and amortization	4,571	2,569
Noncash rent expense	(186)	—
Amortization of debt issuance costs, discounts and premiums	—	258
Change in fair value of warrant liabilities	(30,968)	6,952
Change in fair value of earn-out liability	(26,870)	1,869
Change in fair value contingent consideration	167	—
Amortization of premium (accretion of discount) on available-for-sale securities, net	(977)	380
Provision for excess and obsolete inventory	490	703
Provision for (recovery of) doubtful accounts	150	(8)
Cloud computing arrangement expenditures	(11,127)	(3,412)
Loss on extinguishment of debt, net	—	4,323
Loss on disposal of property and equipment	2,411	—
Paid-in-kind interest	—	165
Income tax benefit	(806)	—
Other	15	19
Changes in operating assets and liabilities:
Accounts receivable	(9,366)	383
Inventory	(3,732)	(2,957)
Deferred costs of services	(875)	988
Prepaid expenses and other current assets	133	(3,909)
Other long-term assets	(106)	—
Accounts payable	2,340	6,460
Deferred revenue	29,730	208
Accrued and other liabilities	9,885	4,509
Payment of paid-in-kind interest on extinguishment of debt	—	(752)
Net cash used in operating activities	(100,669)	(40,384)
Investing activities
Palamedrix acquisition, net of cash acquired of $2,521	(13,256)	—
Purchases of property and equipment, net of proceeds from sales	(5,215)	(3,307)
Purchases of available-for-sale securities	(186,687)	(279,918)
Proceeds from maturities of available-for-sale securities	287,700	101,206
Net cash provided by (used in) investing activities	82,542	(182,019)
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	5,185	3,947
Repayment of long-term debt	—	(36,512)
Proceeds from PIPE Investment, net of transaction costs	—	357,198
Proceeds from SPAC Merger, net of transaction costs	—	172,858
Net cash provided by financing activities	5,185	497,491
Effect of exchange rates on cash, cash equivalents and restricted cash	(43)	(14)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,985)	275,074
Cash, cash equivalents and restricted cash at beginning of period	440,268	165,194
Cash, cash equivalents and restricted cash at end of period	$427,283	$440,268

SomaLogic, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$—	$1,627
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$395	$615
Operating lease assets obtained in exchange for lease obligations	5,318	—
Issuance of Common Stock upon Palamedrix Acquisition	11,832	—
Contingent consideration payable for Palamedrix Acquisition	1,448	—
Issuance of Common Stock upon SPAC Merger	—	151,082
Surrender of shares in cashless exercise	—	56
Issuance of Common Stock for services	50	1,334
Forgiveness of Paycheck Protection Program loan and accrued interest	—	3,561
Issuance of Common Stock for conversion of convertible debt	—	4,631

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$421,830	$439,488
Restricted cash included in prepaid expenses and other current assets	4,658	—
Restricted cash included in other long-term assets	795	780
Total cash, cash equivalents and restricted cash at end of period	$427,283	$440,268

The accompanying notes are an integral part of these consolidated financial statements.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Note 1 — Description of Business
Organization and Operations

SomaLogic, Inc. (“SomaLogic” or the “Company”) operates as a protein biomarker discovery and clinical diagnostics company that develops slow off-rate modified aptamers (“SOMAmers®”), which are modified nucleic acid-based protein binding reagents that are specific for their cognate protein, and offer proprietary SomaScan® services, which provide multiplex protein detection and quantification of protein levels in complex biological samples. The SOMAmers®/SomaScan® technology enables researchers to analyze various types of biological samples for protein biomarker signatures, which can be utilized in drug discovery and development. Biomarker discoveries from SomaScan® can lead to diagnostic applications in various areas of diseases including cardiovascular and metabolic disease, nonalcoholic steatohepatitis, and wellness, among others.
SomaLogic, Inc. was incorporated in Delaware on December 15, 2020 as a special purpose acquisition company (“SPAC”) under the name CM Life Sciences II Inc. (“CMLS II”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.
On September 1, 2021, we consummated a business combination (the “SPAC Merger”) wherein SomaLogic Operating Co. Inc. (“SomaLogic Operating”), a Delaware corporation formed on October 13, 1999, became a wholly-owned subsidiary of CMLS II. In connection with the closing of the SPAC Merger, we changed our name from CM Life Sciences II Inc. to SomaLogic, Inc.
Unless the context otherwise requires, the terms “we”, “us”, “our”, “SomaLogic" and “the Company" refer to SomaLogic, Inc. and its consolidated subsidiaries. See Note 3, Business Combinations, for more details of the SPAC Merger and, the presentation of historical amounts and balances after the SPAC Merger. Our Common Stock and warrants to purchase Common Stock are listed on the Nasdaq under the ticker symbols “SLGC” and “SLGCW”, respectively.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements and accompanying notes include the accounts of SomaLogic and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for financial information. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Revisions of prior period consolidated financial statements
Capitalized costs incurred in relation to the development of software under hosting arrangements that are service contracts should be classified as operating activities in the statement of cash flows. The Company determined that the prior classification of these capitalized costs under purchases of property and equipment, net of proceeds from sales within investing activities in the consolidated statement of cash flows was not material to the prior period consolidated financial statements as a whole. The prior period’s consolidated statement of cash flows has been revised to reflect the proper classification of capitalized costs in the accompanying consolidated financial statements as follows:

SomaLogic, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2021
(in thousands)	As Previously Reported	Reclassification	Revised
Operating Activities
Cloud computing arrangement expenditures	$—	$(3,412)	$(3,412)
Net cash used in operating activities	$(36,972)	$(3,412)	$(40,384)

Investing Activities
Purchases of property and equipment, net of proceeds from sales	(6,719)	3,412	(3,307)
Net cash provided by (used in) investing activities	$(185,431)	$3,412	$(182,019)

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$1,492	$(877)	$615
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, inventory valuation, the fair value of common stock used in the valuation of stock-based compensation awards prior to the SPAC Merger, intangible asset valuations, contingent consideration valuations, and earn-out liability valuations. We base our estimates on current facts, historical and anticipated results, trends, and other relevant assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates, and such differences could be material to our consolidated financial position and results of operations.
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

Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balances for the periods in the consolidated statements of operations and comprehensive loss and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenues and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2022	2021	2022	2021
Customer A	11%	10%	19%	21%
Customer B	*	*	*	13%
Customer C	51%	20%	27%	10%
Customer D	*	26%	*	*
*less than 10%
International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. Customers outside the United States collectively represented 35% and 31% of the Company’s revenues for the years ended December 31, 2022 and 2021, respectively. Customers outside of the United States collectively represented 23% and 18% of the Company’s gross accounts receivable balance as of December 31, 2022 and 2021, respectively.
Certain components included in our products require customization and are obtained from a single source or a limited number of suppliers.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Business Combination
The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. A business combination is one that combines inputs and processes to create outputs, and where substantially all of the fair value of assets acquired is not concentrated in a single identifiable asset or group of similar identifiable assets. Identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities assumed is recorded as goodwill. Acquisition related costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. See Note 3, Business Combinations, for additional details.
Contingent Consideration
Contingent consideration arrangements represent a promise to deliver Common Stock and/or cash to former owners of an acquired business after the acquisition if certain specified events occur or conditions are met in the future are classified as liabilities and recognized at fair value at the acquisition date and at each subsequent reporting period. The contingent consideration liabilities contractually due beyond 12 months are recorded in other long-term liabilities on the consolidated balance sheets. Subsequent changes in fair value are recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. See Note 3, Business Combinations, for additional details.
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiary is the British pound sterling. In preparing its consolidated financial statements, the Company is required to translate the financial statements of this subsidiary from British pounds sterling to U.S. dollars. Accordingly, the assets and liabilities of the Company’s subsidiary are translated into U.S. dollars at current exchange rates and the results of operations are translated at the average exchange rates for the period. Since the Company’s functional currency is deemed to be the local currency, any gain or loss associated with the translation of its consolidated financial statements is included in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Net foreign currency transaction gains (losses) were not significant for the years ended December 31, 2022 and 2021.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits and short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents consist primarily of amounts invested in money market funds and are stated at fair value.
Restricted Cash
Restricted cash represents cash on deposit with a financial institution as security for letters of credit outstanding for the benefit of the landlords related to operating leases and a bank guarantee with an international customer. The portion of restricted cash expected to be released within twelve months is classified as prepaid expenses and other current assets on the consolidated balance sheets and was $4.7 million and nil as of December 31, 2022 and 2021, respectively. Cash expected to be restricted for greater than twelve months is classified as other long-term assets on the consolidated balance sheets and was $0.8 million as of December 31, 2022 and 2021.
Investments
The Company has designated all investments, which consist of U.S. Treasury securities, asset-backed securities, commercial paper, corporate bonds and agency bonds, as available-for-sale securities. Available-for-sale securities are reported at fair value on the consolidated balance sheets, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive (loss) income. Realized gains and losses, amortization of premiums and accretion of discounts, and interest and dividends earned on available-for-sale securities are included in interest income and other, net in the consolidated statements of operations and comprehensive loss. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. The Company determines the appropriate classification of its debt securities at the time of purchase based on their maturities and re-evaluates such classification at each balance sheet date.
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

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Fair Value Measurements
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the amount management expects to collect from customers based on their outstanding invoices. We review accounts receivable regularly to determine if any receivable may not be collectible. Management estimates the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value by analyzing the status of significant past due receivables and current and historical bad debt trends. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and ceases collection efforts. We did not write off any material accounts receivable balances during the years ended December 31, 2022 and 2021. We recorded a long-term receivable for guaranteed fixed minimum royalties net of a discount related to a significant financing component. The related interest income is recognized over the term of the agreement on an effective interest rate basis.
Accounts receivable consisted of the following:

	December 31,
(in thousands)	2022	2021
Accounts receivable	$26,441	$17,146
Less: allowance for doubtful accounts	(151)	(72)
Accounts receivable, net	$26,290	$17,074
Accounts receivable, net (current)	$17,006	$17,074
Accounts receivable, net of current portion	$9,284	$—
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

SomaLogic, Inc.
Notes to Consolidated Financial Statements

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
The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software or cloud computing arrangements during the application development stages of projects. When the software is ready for its intended use, the Company amortizes these costs using the straight-line method over the estimated useful life of the asset, or, for cloud computing service arrangements, over the term of the hosting arrangement. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred.
Costs for capital assets not yet placed into service are capitalized as construction in progress and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included within loss from operations in the consolidated statements of operations and comprehensive loss.
In-process research and development
Acquired in-process research and development (“IPR&D”) relates to substantial research and development efforts that are incomplete at the acquisition date. IPR&D intangible assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. During the development phase, these assets are not amortized but are tested for impairment annually during the fourth quarter of the year or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Once the IPR&D activities are completed, the intangible asset is amortized over its useful life on a straight-line basis.
Goodwill
Goodwill is the difference between the total consideration paid in a business combination and the fair value of the net of identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment on an annual basis during the fourth quarter of the year and in interim periods if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. All of the Company’s goodwill is assigned to its one reporting unit.
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary. For the quantitative goodwill impairment test, the fair value of the reporting unit is compared to its carrying value and an impairment is recorded for the excess carrying value over fair value, not to exceed the carrying amount of goodwill. There were no goodwill impairment losses recorded for the year ended December 31, 2022. The Company had no goodwill as of December 31, 2021.
Impairment of Long-Lived Assets
The Company evaluates a long-lived asset (or asset group) for impairment whenever events or changes in circumstances indicate that the carrying value of the asset (or asset group) may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the asset (or asset group) is expected to generate are less than the carrying value of the asset (or asset group), an impairment loss is recorded to write down the asset (or asset group) to its estimated fair value based on a discounted cash flow approach. There were no impairment losses recorded for the years ended December 31, 2022 and 2021.
Leases
Following the adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2022, we determine if an arrangement is a lease at inception of the contract. Operating lease right-of-use (“ROU”) assets are included in other long-term assets, and operating lease liabilities are included in other current liabilities and other long-term liabilities in the consolidated balance sheets.
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
Operating lease ROU assets include lease incentives and initial direct costs incurred. When the lease incentives specify a maximum level of reimbursement and we are reasonably certain to incur reimbursable costs equal to or exceeding this

SomaLogic, Inc.
Notes to Consolidated Financial Statements

level, we include the lease incentive in the measurement of the ROU assets and lease liabilities at commencement. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Lease costs for our operating leases are recognized on a straight-line basis within operating expenses over the lease term in the consolidated statements of operations and comprehensive loss.
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
Warrant Liabilities
During February 2021, in connection with CMLS II’s initial public offering, CMLS II issued 5,519,991 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, with the consummation of the CMLS II initial public offering, CMLS II issued 5,013,333 warrants through a private placement (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to purchase shares of Common Stock at $11.50 per share. All of the Warrants were outstanding as of December 31, 2022.
We classify the Warrants as liabilities on our consolidated balance sheets as these instruments are precluded from being indexed to our own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815, Derivatives and Hedging (“ASC 815”). Since the Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities at fair value on the date of the SPAC Merger, with subsequent changes in their respective fair values recognized within change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss at each reporting date. See Note 12, Stockholders' Equity, for more information on the Warrants.
Earn-Out Liability
As a result of the SPAC Merger, additional shares of Common Stock were provided to SomaLogic Operating shareholders and to certain employees and directors of SomaLogic (“Earn-Out Service Providers”) of up to 3,500,125 and 1,499,875, respectively (the “Earn-Out Shares”). The Earn-Out Shares are payable if the price of our Common Stock is greater than or equal to $20.00 for a period of at least 20 out of 30 consecutive trading days at any time between the 13- and 24-month anniversary of the closing date of the SPAC Merger (the “Triggering Event”). Any Earn-Out Shares issuable to an Earn-Out Service Provider ( the “Service Provider Earn-Outs”) shall be issued only if such individual continues to provide services (whether as an employee or director) through the date of occurrence of the corresponding Triggering Event (or a change in control acceleration event, if applicable) that causes such Earn-Out Shares to become issuable. Any Earn-Out Shares that are forfeited pursuant to the preceding sentence shall be reallocated to the SomaLogic Operating shareholders in accordance with their respective pro rata Earn-Out Shares.
The Earn-Out Shares granted to shareholders are recognized as a liability in accordance with ASC 815. The liability was included as part of the consideration transferred in the SPAC Merger and was recorded at fair value. The earn-out liability is remeasured at the end of each reporting period, with subsequent changes in fair value recognized within change in fair value of earn-out liability in the consolidated statements of operations and comprehensive loss.
As the issuance of the Service Provider Earn-Outs is contingent on services being provided, they are accounted for in accordance with ASC 718, Compensation - Stock Compensation. See Note 13, Stock-based Compensation, for additional information regarding Service Provider Earn-Outs.
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
The Company recognizes revenue when or as control of promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue.
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
Product Revenue
Product revenue primarily consists of equipment and kit sales to customers that assay samples in their own laboratories. Equipment is generally accounted for as a bundle with installation, qualification and training services. Revenue is recognized based on the progress made toward achieving the performance obligation utilizing input methods, including costs incurred. Revenue from kit sales is recognized upon transfer of control to the customer. Shipping and handling costs billed to customers are included in product revenue in the consolidated statements of operations and comprehensive loss.
Collaboration Revenue
In July 2011, NEC Corporation (“NEC”) and the Company entered into a Strategic Alliance Agreement (the “SAA”) to develop a professional software tool to enable SomaScan® customers to easily access and interpret the highly multiplexed proteomic data generated by SomaLogic’s SomaScan® assay technology in the United States. To support this development, NEC made an upfront payment of $12.0 million. This agreement includes a clause whereby if there is a material breach of the contract or change in control of the Company, the Company may be required to pay a fee to terminate the agreement.
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
(i) Research and Development Activities
The Company determined that NES is not a customer with respect to the research and development activities associated with the collaboration arrangement under ASC 808. The Company recognizes revenue from these activities based on the progress made toward achieving the performance obligation utilizing input methods, including costs incurred, in collaboration revenue in the consolidated statements of operations and comprehensive loss.
(ii) Assay Services
The Company determined that NES is a customer for the assay services performance obligation, which should be accounted for using the criteria under ASC 606. The Company receives a fixed fee (standalone selling price) per sample in exchange for assaying samples, which is a service performed for other customers in the ordinary course of business. This

SomaLogic, Inc.
Notes to Consolidated Financial Statements

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
In June 2008, the Company and New England Biolabs, Inc. (“NEB”) entered into an exclusive licensing agreement, whereby the Company provides a license to use certain proprietary information and know-how relating to its aptamer technology to make and use commercial products. In exchange, the Company receives royalties from NEB for this functional license of intellectual property. In September 2022, the Company and NEB entered into a license and settlement agreement (“NEB Agreement”) that terminated the existing exclusive licensing arrangement and provided for a settlement of $8.0 million of previously constrained royalties. The NEB Agreement also provided a non-exclusive license arrangement for the same proprietary information and know-how under which the Company is guaranteed fixed minimum royalties of $15.0 million to be received over the next 3 years. The Company recognized revenue for the guaranteed fixed minimum royalties of $13.2 million for the year ended December 31, 2022, net of a significant financing component of $1.8 million. Any revenue above the guaranteed fixed minimum royalties is recognized in the period in which the subsequent sale or usage has occurred. The Company has recorded a receivable of $13.5 million as of December 31, 2022, of which $9.1 million is recorded in accounts receivable, net of current portion and $4.4 million is recorded in accounts receivable, net on the consolidated balance sheets. Interest income related to the significant financing component was $0.3 million for the year ended December 31, 2022, and is included in interest income and other, net in the consolidated statements of operations and comprehensive loss.
Grant revenue represents funding under cost reimbursement programs or fixed rate arrangements from government agencies and non-profit foundations for qualified research and development activities performed by the Company. The Company recognizes grant revenue when it is reasonably assured that the grant funding will be received as evidenced through the existence of a grant arrangement, amounts eligible for reimbursement are determinable and have been incurred, the applicable conditions under the grant arrangements have been met, and collectability of amounts due is reasonably assured. The classification of costs incurred related to grants is based on the nature of the activities performed by the Company. Grant revenue is recognized when the related costs are incurred and recorded in other revenue in the consolidated statements of operations and comprehensive loss.
Illumina Cambridge, Ltd.
On December 31, 2021, the Company entered into a multi-year arrangement with Illumina Cambridge, Ltd. (“Illumina Agreement”) to jointly develop and commercialize co-branded kits that will combine Illumina’s Next Generation Sequencing (“NGS”) technology with SomaLogic’s SomaScan technology. Pursuant to the agreement, we received a non-refundable upfront payment of $30.0 million on January 4, 2022. This arrangement is accounted for in accordance with ASC 606. The Company concluded there are two performance obligations: (1) SOMAmer reagents necessary to develop and commercialize NGS based proteomic products, inclusive of the rights to licenses, patents and training to allow for the use of such reagents and (2) an option to purchase goods post-commercialization with a material right (“Material Right”). The total transaction price is subject to a constraint since it is uncertain that commercialization will be achieved; and therefore the transaction price was determined to be $30.0 million and was allocated to each of the performance obligations identified on a relative standalone selling price basis. Revenue from the performance obligations is recognized as follows in product revenue in the consolidated statements of operations and comprehensive loss:
Reagents: Revenue is recognized when control transfers to the customer (i.e., when the SOMAmer reagents are shipped). The Company estimated the standalone selling price (“SSP”) based on observable pricing of similar performance obligations.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Material Right: Revenue is recognized when Illumina exercises its option to purchase goods post-commercialization. The Company estimated the SSP based on an incremental discount to be provided to the customer adjusted for the likelihood that Illumina will exercise the option.
In June 2022, Illumina issued a purchase order that changed the promises under the Illumina Agreement. The purchase order represents a contract modification that is accounted for prospectively as if it were a termination of the existing contract and the creation of a new contract.
As a result, the Company determined that there were three new performance obligations (total of five performance obligations): (1) equipment bundle that includes customization services, integration services, system qualification services, site initiation services and training (“Equipment Bundle”), (2) qualification kits, and (3) support services. The contract modification resulted in an increase in the transaction price of $0.5 million. The updated transaction price was allocated between the performance obligations on a relative SSP basis. The Company estimated the SSP based on observable pricing of similar performance obligations. Revenue from the performance obligations is recognized as follows in product revenue in the consolidated statements of operations and comprehensive loss:
Equipment Bundle: Revenue is recognized based on the progress made toward achieving the performance obligation utilizing input methods, including costs incurred.
Qualification Kits: Revenue is recognized when control transfers to the customer (i.e., when the qualification kits are shipped).
Support Services: Revenue is recognized for the support services as the services are provided.
During December 31, 2022, the Company recognized $0.1 million of revenue pursuant to the Illumina Agreement for performance obligations satisfied.
Cost of Assay Services Revenue
Cost of assay services revenue consists of raw materials and production costs, salaries and other personnel costs, overhead and other direct costs related to assay services revenue. It also includes costs for production variances, such as yield losses, material usages, spending and capacity variances. Cost of assay services revenue is recognized in the period the related revenue is recognized.
Cost of Product Revenue
Cost of product revenue consists primarily of raw materials, equipment and production costs, salaries and other personnel costs, overhead and other direct costs related to product revenue. Shipping and handling costs incurred for product shipments are included in cost of product revenue in the consolidated statements of operations and comprehensive loss. Cost of product revenue is recognized in the period the related revenue is recognized.
Research and Development
Research and development expenses, consisting primarily of salaries and benefits, laboratory supplies, clinical study costs, consulting fees and related costs, are expensed as incurred.
Selling, General and Administrative
Selling expenses consist primarily of personnel and marketing related costs and are expensed as incurred. Advertising costs totaled approximately $3.5 million and $0.7 million during the years ended December 31, 2022 and 2021, respectively.
General and administrative expenses consist primarily of personnel costs for the Company’s finance, human resources, business development and general management, as well as professional services, such as legal and accounting services. General and administrative expenses are expensed as incurred.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the tax bases of assets and liabilities and their respective financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which these temporary differences are expected to reverse. The Company evaluates the need to establish or release a valuation allowance based upon expected levels of taxable income, future reversals of existing temporary differences, tax planning strategies, and recent financial operations. Valuation allowances are established to reduce deferred tax assets to the amount expected to be more likely than not realized in the future.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

The effect of income tax positions is recognized only when it is more likely than not to be sustained. Interest and penalties associated with uncertain tax positions are recorded in income tax benefit (provision) in the consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
The Company incurs stock-based compensation expense related to its equity awards granted under its stock-based compensation plans. These awards include stock options and restricted stock units. The fair value of stock option awards is estimated using a Black-Scholes valuation model. The fair value of restricted stock units is the closing market price per share of the Company’s stock on the grant date. The Company recognizes compensation expense on a straight-line basis over the vesting period.
The Company estimates forfeitures based on historical experience. Stock-based compensation expense is adjusted over the term of the awards to reflect their probability of vesting.
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
•Expected average life of options — The expected life assumption is the expected time to exercise. The Company uses a simplified method to develop this assumption, which uses the average of the vesting period and the contractual terms, as the Company has limited historical information to develop reasonable expectations about future exercise patterns.
Fair Value of Common Stock
Prior to the SPAC Merger, the grant date fair value of the shares of common stock underlying stock options was determined by the Company’s Board of Directors with assistance of third-party valuation specialists. Because there was no public market for the Company’s common stock, the Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors, combined with management’s judgments, to determine the best estimate of the fair value, which include financial condition and actual operating results; the progress of the Company’s research and development efforts; its stage of development; business strategy; the rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of the Company’s common stock; the prices at which the Company sold shares of its redeemable convertible preferred stock; equity market conditions of comparable public companies; general U.S. market conditions; and the lack of marketability of our common stock.
Following the SPAC Merger, the grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant.
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

SomaLogic, Inc.
Notes to Consolidated Financial Statements

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
Recently Adopted Accounting Standards
Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, to simplify the goodwill impairment test. ASU 2017-04 removes the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted ASU 2017-04 upon completing the Palamedrix Acquisition in August 2022, which is when the Company recognizing goodwill for the first time.
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
The new lease standard impacted our consolidated balance sheets as a result of the ROU assets and operating lease liabilities, but did not impact our consolidated statements of operations or consolidated statements of cash flows. The adoption did not require any cumulative-effect adjustments to opening accumulated deficit. We currently have no finance leases. Upon adoption, we recorded $4.1 million of ROU assets, $1.0 million of current operating lease liabilities, and $3.6 million of non-current operating lease liabilities.
For more information on our leases, refer to Note 6, Leases.
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740 as part of an overall simplification initiative. We adopted ASU 2019-12 prospectively when it became effective on January 1, 2022 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
Accounting Standards Not Yet Adopted
Financial Instruments — Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which sets forth a “current expected credit loss” (CECL) model that requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which extends the effective date of ASU 2016-13 for non-public business entities. ASU 2016-13, as amended, is effective for us on January 1, 2023. We do not expect the adoption to have a material impact on our consolidated financial statements and related disclosures.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Note 3 — Business Combinations
SPAC Merger
As described in Note 1, Description of Business, on September 1, 2021 (“Closing Date”), we consummated the SPAC Merger wherein SomaLogic Operating (“Old SomaLogic”) became a wholly-owned subsidiary of CMLS II. Pursuant to the terms of the Merger Agreement, the merger consideration payable to stockholders of Old SomaLogic at the Closing Date was $1.25 billion, consisting of cash payments of $50 million and equity consideration in the form of (i) the issuance of shares of Common Stock and (ii) rollover of Old SomaLogic’s outstanding options. The number of shares of Common Stock issued to Old SomaLogic stockholders was based on a deemed value of $10.00 per share after giving effect to the Exchange Ratio. Each share of Old SomaLogic Class B common stock (including shares of Old SomaLogic Class B common stock resulting from the deemed conversion of Old SomaLogic redeemable convertible preferred stock) converted into the right to receive 0.8381 shares (the "Exchange Ratio”) of our Class A common stock, par value $0.0001, which was renamed as common stock (“Common Stock”).
The SPAC Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, CMLS II was treated as the “acquired” company for financial reporting purposes and SomaLogic Operating was treated as the accounting acquirer. Accordingly, our financial statements represent a continuation of the financial statements of SomaLogic Operating with the SPAC Merger being treated as the equivalent of SomaLogic Operating issuing stock for the net assets of CMLS II, accompanied by a recapitalization. The net assets of SomaLogic Operating was stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the SPAC Merger in these financial statements are those of SomaLogic Operating. The recapitalization of our Common Stock was reflected retrospectively to the earliest period presented.
Earn-Out Shares
The Merger Agreement also provides additional shares of Common Stock to Old SomaLogic shareholders and to certain employees and directors of SomaLogic (“Earn-Out Service Providers”) of up to 3,500,125 and 1,499,875, respectively (the “Earn-Out Shares”). The Earn-Out Shares are payable if the price of our Common Stock is greater than or equal to $20.00 for a period of at least 20 out of 30 consecutive trading days at any time between the 13- and 24-month anniversary of the Closing Date (the “Triggering Event”). Any Earn-Out Shares issuable to an Earn-Out Service Provider shall be issued only if such individual continues to provide services (whether as an employee or director) through the date of occurrence of the corresponding Triggering Event (or a change in control acceleration event, if applicable) that causes such Earn-Out Shares to become issuable (refer to Note 13, Stock-based Compensation). Any Earn-Out Shares that are forfeited pursuant to the preceding sentence shall be reallocated to the Old SomaLogic stockholders in accordance with their respective pro rata Earn-Out Shares. As of December 31, 2022, the contingency has not been met and, accordingly, no shares of Common Stock have been issued.
PIPE (Private Investment in Public Entity) Investment
In connection with the SPAC Merger, CMLS II entered into subscription agreements with certain institutional and accredited investors (the “PIPE Investors”), pursuant to which the PIPE Investors purchased, concurrently with the closing, an aggregate of 36,500,000 shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $365.0 million (the “PIPE Investment”).
CMLS II Shares
In connection with the closing, certain CMLS II holders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 809,850 shares of CMLS II common stock at an approximate price of $10.00 per share, for an aggregate of approximately $8.1 million, which was paid to such holders at the Closing Date (the “CMLS II Redemption”). Immediately following the Closing Date, all of the 6,900,000 issued and outstanding shares of CMLS II Class B common stock (“CMLS II Founder Shares”), automatically converted, on a one-for-one basis, into shares of Common Stock in accordance with CMLS II’s amended and restated certificate of incorporation.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Summary of Shares Issued
The following table details the number of shares of Common Stock issued immediately following the consummation of the SPAC Merger:

Shares
CMLS II Class A common stock, outstanding prior to SPAC Merger	27,600,000
Less: CMLS II Redemption shares	(809,850)
Class A common stock of CMLS II, net of redemptions	26,790,150
Conversion of CMLS II Founder Shares for Common Stock	6,900,000
Shares issued pursuant to PIPE Investment	36,500,000
Conversion of Old SomaLogic shares for Common Stock (1)	110,973,213
Total shares of SomaLogic Common Stock, immediately after SPAC Merger	181,163,363
(1) The number of Old SomaLogic shares was determined as the 75,404,883 shares of Old SomaLogic Class B common stock and 31,485,973 shares of Old SomaLogic redeemable convertible preferred stock (assuming deemed conversion to Old SomaLogic Class B common stock) outstanding immediately prior to the closing of the SPAC Merger multiplied by the Exchange Ratio of 0.8381.
Summary of Net Proceeds
On the Closing Date, SomaLogic received gross proceeds of $619.4 million, consisting of $365.0 million from the PIPE Investors and $254.4 million from CMLS II. The gross proceeds were reduced by $50 million of cash payments made to Old SomaLogic stockholders (based on certain Old SomaLogic stockholders’ election to receive cash instead of equity consideration) and $39.3 million of direct transaction costs incurred by the Company. These direct transaction costs were included in additional paid-in capital and reflected as an offset against the proceeds.Transaction costs associated with liability-classified instruments were not material.
Acquisition of Palamedrix, Inc.
On July 25, 2022, we entered into an Agreement and Plan of Merger to acquire 100% of the equity interests in Palamedrix, Inc. ("Palamedrix") (the “Palamedrix Acquisition”). Palamedrix is a DNA nano tech firm that provides scientific and engineering expertise, miniaturization technology and enhanced ease-of-use capabilities that the Company intends to leverage as it develops the next generation of SomaScan® Assay. The Palamedrix Acquisition provides for up to $0.5 million to be paid to the founders contingent upon settlement of pre-acquisition legal matters. It also provides for three potential additional payments of up to $17.5 million to the owners, including non-founder and founder employees, to be settled in cash and/or Common Stock contingent on the achievement of certain net sales milestone targets by the fifth and sixth year anniversary of the closing date of the acquisition (the “Milestone Consideration”). The acquisition closed on August 31, 2022.
The acquired business contributed revenue and expenses of nil and $2.1 million, respectively, for the year ended December 31, 2022.
The following table summarizes the fair value of consideration transferred to acquire Palamedrix:

(in thousands)
Cash	$15,778
Common Stock	11,832
Contingent consideration	1,448
Fair value of replaced Palamedrix equity awards relating to pre-combination service	625
Total consideration transferred	$29,683
Consideration transferred includes 3,215,295 shares of Common Stock issued to Palamedrix securityholders. An additional 815,177 shares of Common Stock were issued to Palamedrix employees and founders that were accounted for as post-combination compensation expense. The fair value of Common Stock is based on a per share price of $3.68 on August 31, 2022, the acquisition date.
We are in the process of completing our purchase accounting, whereby the purchase price is allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The purchase accounting is considered preliminary and is subject to revision based on final determinations of fair value and allocations of purchase price to the acquired identifiable assets acquired and liabilities assumed.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

The following table represents the preliminary allocation of consideration transferred to the identifiable assets acquired and the liabilities assumed based on the fair values as of August 31, 2022:

(in thousands)
Cash and cash equivalents	$2,521
Prepaid expenses and other current assets	251
Property and equipment	1,246
Intangible assets	16,700
Other long-term assets	1,289
Accounts payable	(68)
Accrued liabilities	(81)
Other current liabilities	(634)
Deferred income taxes, net	(1,390)
Other long-term liabilities	(550)
Net identifiable assets acquired	19,284
Goodwill	10,399
Total consideration transferred	$29,683
The goodwill is generated from operational synergies and cost savings the Company expects to achieve from the combined operations and Palamedrix’s knowledgeable and experienced assembled workforce. The goodwill is not deductible for tax purposes.
All unvested awards of non-founder employees were accelerated on a discretionary basis as part of the Palamedrix Acquisition. These awards were exchanged at the close date for cash, Common Stock, and Milestone Consideration. As a result, the Company allocated $1.3 million of the total consideration transferred to post-combination compensation expense. The amount is recorded in selling, general and administrative in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.
In addition, the unvested awards of the Palamedrix founders were exchanged for cash, Common Stock, and Milestone Consideration on a consistent basis with all other shareholders. However, the Common Stock and Milestone Consideration replacement awards granted to the Palamedrix founders require continuing employment for a period of three years. The Common Stock awards vest ratably over the service period and are equity classified. The Milestone Consideration awards vest after a three year service period or upon the achievement of the milestones.
The Milestone Consideration replacement awards of non-founder and founder employees are accounted for under ASC 718. As the milestone payments are a fixed monetary value settled in cash and/or Common Stock, they are liability classified. A liability of $1.3 million as of December 31, 2022 is recorded in other long-term liabilities on the consolidated balance sheets.
As of December 31, 2022, we incurred $3.7 million of acquisition-related costs included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss.
Unaudited Pro Forma Financial Information
The following supplemental pro forma information has been prepared as if the Palamedrix acquisition had occurred on January 1, 2021 and is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisition had taken place as of January 1, 2021.

	Pro forma year ended
(in thousands)	December 31, 2022 (Unaudited)	December 31, 2021 (Unaudited)
Net loss	$(111,077)	$(100,837)

SomaLogic, Inc.
Notes to Consolidated Financial Statements

The unaudited supplemental pro forma information includes the estimated impact of certain material, nonrecurring adjustments directly attributable to the Palamedrix Acquisition. These pro forma adjustments primarily include the following:

	Pro forma year ended
(in thousands)	December 31, 2022 (Unaudited)	December 31, 2021 (Unaudited)
Increase (decrease) to net loss to adjust for transaction costs	$4,877	$(4,877)
Increase (decrease) to net loss to reflect income tax benefit from the release of a portion of the valuation allowance	(622)	622
Increase (decrease) to net loss to adjust for compensation expense associated with replacement awards	62	(3,161)
These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Palamedrix to reflect the impact of transaction expenses incurred, income tax benefit from the release of a portion of the valuation allowance, and additional compensation expense that would have been charged assuming the replacement awards issued in conjunction with the Palamedrix Acquisition were issued and outstanding on January 1, 2021.
Note 4 — Revenue
The following table provides information about disaggregated revenue by product line:

	Year Ended December 31,
(in thousands)	2022	2021
Assay services revenue	$63,038	$68,038
Product revenue	4,243	1,277
Collaboration revenue	3,051	3,051
Other revenue:
Royalties	26,190	8,515
Other	1,144	745
Total other revenue	27,334	9,260
Total revenue	$97,666	$81,626
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
At December 31, 2022 and 2021, deferred revenue of $35.1 million and $5.4 million, respectively, was comprised of balances related to our collaboration, product, assay services, and other revenue. At December 31, 2022 and 2021, the portion of deferred revenue related to collaboration revenue was $2.9 million and $3.9 million, respectively. As of December 31, 2022, the estimated remaining performance period related to the deferred collaboration revenue is approximately 2.3 years. At December 31, 2022 and 2021, the portion of deferred revenue related to assay services and other revenue was $1.8 million and $1.5 million, respectively. As of December 31, 2022, the deferred revenue related to assay services and other revenue will be recognized within 12 months.
As of December 31, 2022 and 2021, the deferred product revenue related to the Illumina Agreement amounted to $30.4 million and nil, respectively. As of December 31, 2022, the estimated remaining performance obligation period is approximately eight years.
A summary of the change in contract liabilities is as follows:

	December 31,
(in thousands)	2022	2021
Balance at beginning of period	$5,385	$5,177
Recognition of revenue included in balance at beginning of period	(2,772)	(1,762)
Revenue deferred during the period, net of revenue recognized	32,502	1,970
Balance at end of period	$35,115	$5,385

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Note 5 — Fair Value Measurements
Assets measured at fair value on a recurring basis
The following tables set forth our financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements:

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$44,045	$—	$—	$44,045	Level 1
Money market funds	377,785	—	—	377,785	Level 1
Total cash and cash equivalents	421,830	—	—	421,830
Investments:
Commercial paper	58,794	—	(195)	58,599	Level 2
U.S. Treasuries	35,252	—	(175)	35,077	Level 2
Asset-backed securities	—	—	—	—	Level 2
Corporate bonds	11,782	—	(39)	11,743	Level 2
Agency bonds	12,426	—	(87)	12,339	Level 2
Total investments	118,254	—	(496)	117,758
Total assets measured at fair value on a recurring basis	$540,084	$—	$(496)	$539,588

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$114,533	$—	$—	$114,533	Level 1
Money market funds	324,955	—	—	324,955	Level 1
Total cash and cash equivalents	439,488	—	—	439,488
Investments:
Commercial paper	177,852	16	(57)	177,811	Level 2
U.S. Treasuries	12,021	—	(9)	12,012	Level 2
Asset-backed securities	12,084	—	(8)	12,076	Level 2
Corporate bonds	16,332	—	(13)	16,319	Level 2
Total investments	218,289	16	(87)	218,218
Total assets measured at fair value on a recurring basis	$657,777	$16	$(87)	$657,706
All of the commercial paper, U.S. Treasuries, asset-backed securities, corporate bonds, and agency bonds are designated as available-for-sale securities and have an effective maturity date that is less than one year from the respective balance sheet date, and accordingly, have been classified as current in the consolidated balance sheets.
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
As all of our available-for-sale securities have been held for less than a year as of both December 31, 2022 and 2021, no security has been in an unrealized loss position for 12 months or greater. We evaluated our securities for other-than temporary impairment and considered the decline in market value for the securities to be primarily attributed to current economic and market conditions. It is not more likely than not that we will be required to sell the securities before their scheduled maturities, and we do not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, the available-for-sale securities were not considered to be other-than-temporarily impaired as of December 31, 2022 and 2021.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Liabilities measured at fair value on a recurring basis
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,		Fair Value
(in thousands)	2022	2021	Level
Liabilities:
Warrant liability - Public Warrants	$2,208	$18,437	Level 1
Warrant liability - Private Placement Warrants	2,005	16,744	Level 2
Earn-out liability	15	26,885	Level 3
Milestone contingent consideration	1,165	—	Level 3
Holdback contingent consideration	450	—	Level 3
Total liabilities measured at fair value on a recurring basis	$5,843	$62,066
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
The significant unobservable inputs used in the Monte Carlo simulation to measure the Earn-Out Shares that are categorized within Level 3 of the fair value hierarchy were as follows:

	December 31, 2022	December 31, 2021
Stock price on valuation date	$2.51	$11.64
Volatility	78.10%	85.60%
Risk-free rate	4.75%	0.34%
Dividend yield	—%	—%
The change in the fair value of the earn-out liability is summarized as follows:

(in thousands)	Fair Value
Balance as of Fair value of earn-out liability at Closing Date	$25,016
Change in fair value of earn-out liability	1,869
Balance as of December 31, 2021	$26,885
Change in fair value of earn-out liability	(26,870)
Balance as of December 31, 2022	$15
Milestone Contingent Consideration
The fair value of milestone contingent consideration was estimated using a Monte Carlo simulation model. The fair value is based on an option pricing framework, whereby a range of possible scenarios were simulated around forecasted net sales.
The significant unobservable inputs used in the Monte Carlo simulation to measure the milestone contingent consideration that are categorized within Level 3 of the fair value hierarchy were as follows:

December 31, 2022
Volatility	35.0%
Risk-free rate	4.0%
Weighted average cost of capital	30.0%
Cost of debt	10.0%

SomaLogic, Inc.
Notes to Consolidated Financial Statements

The change in the fair value of the milestone contingent consideration is summarized as follows:

(in thousands)	Fair Value
Fair value of milestone contingent consideration at date of Palamedrix Acquisition	$998
Change in fair value of milestone contingent consideration	167
Balance as of December 31, 2022	$1,165
Holdback Contingent Consideration
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
The significant unobservable inputs used in the scenario-based analysis to measure the holdback contingent consideration that are categorized with Level 3 of the fair value hierarchy were as follows:

December 31, 2022
Cost of debt	10.2%
There was no change in fair value between the acquisition date of August 31, 2022 and December 31, 2022.

Note 6 — Leases
We have operating leases for certain office spaces with lease terms ranging from two to five years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at our election to renew or extend the leases for additional periods ranging from three to ten years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as we did not consider the exercise of these options to be reasonably certain. The ROU asset is included in other long-term assets on the consolidated balance sheets and was $3.9 million as of December 31, 2022.
Lease Costs
Lease costs for operating leases are recognized on a straight-line basis over the lease term. The total lease cost for the period was as follows:

(in thousands)	December 31, 2022
Operating lease cost (1)	$6,879
Short-term lease cost	959
Variable lease cost	46
Total lease cost	$7,884
(1) Operating lease cost includes $5.0 million lease termination fee incurred during the year ended December 31, 2022.
Rent expense for the year ended December 31, 2021 for operating leases was $1.8 million.

Lease Maturities

The table below reconciles the undiscounted lease payment maturities to the lease liabilities for our operating leases as of December 31, 2022:

(in thousands)	December 31, 2022
2023	$2,561
2024	1,143
2025	834
2026	143
Thereafter	—
Total	4,681
Less: amount of lease payments representing interest	(141)
Present value of future lease payments	4,540
Less: current operating lease liabilities (included in other current liabilities)	(2,477)
Long-term operating lease liabilities (included in other long-term liabilities)	$2,063

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Supplemental Lease Information
Supplemental information related to our operating leases was as follows:

December 31, 2022
Weighted average remaining lease term	2.3 years
Weighted average discount rate	2.5%
Cash paid for amounts included in the measurement of our operating lease liabilities for the period ended December 31, 2022 was $2.1 million.
In February 2022, we executed two separate lease agreements (the “Leases”) to lease buildings pending construction that had not yet commenced. Both leases were set to expire on November 30, 2033, unless extended or early terminated in accordance with the terms of the lease. In accordance with the lease agreements, we made a deposit of $4.1 million during the first quarter of 2022. The deposit is restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security.
On August 25, 2022, we entered into a lease termination agreement (the “Lease Termination”) for the Leases prior to lease commencement. As consideration for the termination of the Leases, we agreed to pay the landlord a termination fee of $6.0 million of which $2.5 million was paid on the termination date. During the fourth quarter of 2022 the remaining liability was reduced by $1.0 million after the landlord entered into a separate lease with a third party. The remaining $2.5 million liability is recorded in accrued liabilities on the consolidated balance sheets and was paid in January 2023. The $4.1 million deposit is classified as restricted cash and included in prepaid expenses and other current assets in the consolidated balance sheets and was released from restricted cash once the termination fee was paid in full.
Note 7 — Inventory
Inventory was comprised of the following:

	December 31,
(in thousands)	2022	2021
Raw materials	$16,710	$15,030
Work in process	1,191	175
Finished goods	639	93
Total inventory	$18,540	$15,298
Inventory (current)	$13,897	$11,213
Non-current inventory	$4,643	$4,085
Note 8 — Property and Equipment
Property and equipment was comprised of the following:

	December 31,
(in thousands)	2022	2021
Lab equipment	$14,978	$10,504
Computer equipment	1,600	1,416
Furniture and fixtures	1,343	951
Software	891	1,081
Cloud computing arrangements	12,520	3,785
Leasehold improvements	2,395	2,275
Construction in progress	3,736	4,789
Total property and equipment, at cost	37,463	24,801
Less: Accumulated depreciation and amortization	(17,899)	(15,244)
Property and equipment, net	$19,564	$9,557
Depreciation expense was $1.9 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively. Amortization expense related to internal use software was $2.7 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively. The unamortized costs related to cloud hosting arrangements as of December 31, 2022 and 2021 was $8.4 million and $2.4 million, respectively.

SomaLogic, Inc.
Notes to Consolidated Financial Statements

Note 9 — Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Accrued compensation	13,897	9,832
Accrued restructuring costs	2,223	—
Accrued lease termination fee	2,500	—
Accrued real estate agent commission	764	—
Accrued charitable contributions	—	400
Accrued medical claims	663	398
Other	631	479
Total accrued liabilities	$20,678	$11,109
Note 10 — Commitments and Contingencies
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
Note 11 — Debt
As of December 31, 2022 and 2021, we did not have any debt outstanding.

The loan resulting from the Paycheck Protection Program was forgiven during the second quarter of 2021 and resulted in a gain on extinguishment of debt of $3.6 million for the year ended December 31, 2021. The debt under the Company’s credit agreement was settled in 2021, which resulted a $5.2 million loss on extinguishment of debt for the year ended December 31, 2021. In July 2021, the convertible debt was converted into 571,642 shares of Common Stock (as converted), which resulted in a $2.7 million loss on extinguishment of debt.
Total interest expense related to these forms of debt totaled $1.3 million for the year ended December 31, 2021.
Note 12 — Stockholders' Equity
Common and Preferred Stock
On September 1, 2021, in connection with the SPAC Merger, the Company amended and restated its certificate of incorporation to authorize 600,000,000 shares of Common Stock, par value of $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.
Warrants
As of December 31, 2022, there were an aggregate of 5,519,991 and 5,013,333 outstanding Public Warrants and Private Placement Warrants, respectively. Each warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share at any time commencing on February 25, 2022. The Warrants will expire on September 1, 2026 or earlier upon redemption or liquidation.
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

SomaLogic, Inc.
Notes to Consolidated Financial Statements
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
•if, and only if, the closing price equals or exceeds $10.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
•if the closing price of the Common Stock for any 20 trading days within a 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.
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
Note 13 — Stock-based Compensation
We maintain three equity incentive plans – the 2009 Equity Incentive Plan (the “2009 Plan”), the 2017 Equity Incentive Plan (the “2017 Plan”), and the 2021 Equity Incentive Plan (the “2021 Plan”) under which incentive and nonstatutory stock options to purchase shares of Old SomaLogic’s common stock were granted to employees, directors, and non-employee consultants. The 2009 Plan was terminated upon the adoption of the 2017 Plan, and no further awards were granted under the 2009 Plan thereafter. The outstanding options previously granted under the 2009 Plan continued to remain outstanding under the 2017 Plan.
Upon consummation of the SPAC Merger, all outstanding options were converted into an option to acquire an adjusted number of shares of Common Stock of SomaLogic at an adjusted exercise price per share based on the Exchange Ratio.

SomaLogic, Inc.
Notes to Consolidated Financial Statements
Such options continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the original instrument.
In September 2021, our Board of Directors adopted, and our stockholders approved, a new incentive plan (the “2021 Plan”), under which the Company may grant cash and equity incentive awards in the form of stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based awards, and performance awards to employees, directors, and consultants of the Company. The 2021 Plan became effective upon the closing of the SPAC Merger. The 2017 Plan was terminated when the Board adopted the 2021 Plan but continues to govern certain terms and conditions of awards granted thereunder. In January 2022, we increased the reserve of Common Stock for issuance under all incentive plans by 9,077,612 shares in accordance with our 2021 Plan. As of December 31, 2022, we were authorized to issue a maximum of 30,377,612 shares of Common Stock. As of December 31, 2022, 13,635,529 awards have been granted under the 2021 Plan. As of December 31, 2022, we have reserved 44,695,641 shares of Common Stock for issuance under all incentive plans.
Stock-based compensation includes grants of equity incentive awards in the form of stock options and other stock-based awards as well as the issuance of common stock under a consulting agreement, issuance of Earn-Out Shares to service providers in connection with the SPAC Merger, issuance of common stock subject to vesting conditions issued to Palamedrix founder employees, and Milestone Consideration replacement awards of non-founder and founder employees. Stock-based compensation also includes the impact of common stock purchased through our employee stock purchase plan, which allows eligible employees to purchase shares of our Common Stock at a price equal to 85% of their fair market value on the last day of a defined offering period.
Stock-based compensation was recorded in the consolidated statements of operations and comprehensive loss as shown in the following table:

	Year Ended December 31,
(in thousands)	2022	2021
Cost of assay services revenue	$1,080	$633
Cost of product revenue	53	14
Research and development	8,186	10,958
Selling, general and administrative	34,290	16,810
Total stock-based compensation	$43,609	$28,415
Stock-based compensation will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, modification of awards, employee forfeitures and the timing of the awards. Expense related to each stock option and restricted stock unit (“RSU”) award is recognized on a straight-line basis over the requisite service period of the entire award.
Stock Options Awards
At December 31, 2022, there were 19,644,029 options outstanding within the 2009 Plan, the 2017 Plan, and the 2021 Plan and 3,897,165 options outstanding that were granted outside of the incentive plans. Generally, options vest over four years, with 25% vesting upon the first-year anniversary of the grant date and the remaining options vesting ratably each month thereafter.
The following table shows a summary of all stock option activity for the year ended December 31, 2022:

	Stock Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
December 31, 2021	19,702,845	$5.83
Granted	7,361,072	$7.13
Exercised	(1,906,530)	$2.52
Forfeited	(1,616,193)	$6.8
Expired	—	$—
Outstanding as of December 31, 2022	23,541,194	$6.44	8.17	$368
Exercisable as of December 31, 2022	11,647,109	$5.57	7.41	$368
Vested and expected to vest as of December 31, 2022	20,887,358	$6.33	8.07	$368

SomaLogic, Inc.
Notes to Consolidated Financial Statements
The assumptions used in valuing the stock options granted are set forth in the following table:

Year Ended December 31,
	2022	2021
Expected dividend yield	—%	—%
Expected volatility	76.4 – 80.3%	71.4 – 92.8%
Risk-free interest rate	1.58 – 4.16%	0.64 – 1.38%
Expected weighted-average life of options	6.03 years	6.04 years
The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was approximately $9.9 million and $4.7 million, respectively.
The weighted-average grant date fair value for options granted during the years ended December 31, 2022 and 2021 was $4.85 and $4.78, respectively.
Based on options granted to employees as of December 31, 2022, total compensation expense not yet recognized related to unvested options is approximately $38.9 million, which is expected to be recognized over a weighted average period of 2.73 years.
During 2022, the Company modified options and RSUs held by certain terminated executives and certain employees whose employment was terminated as part of the Strategic Reorganization to accelerate the vesting and/or extend contractual terms. In connection with these modifications, the Company incurred incremental stock-based compensation expense of $8.3 million during the year ended December 31, 2022.
In June 2021, the Company modified options held by directors that resigned from our Board of Directors to accelerate the vesting and/or extend contractual terms. In connection with these modifications, the Company recorded incremental stock-based compensation expense of $0.7 million during the year ended December 31, 2021.
Restricted Stock Units
RSUs vest subject to the satisfaction of service requirements. The grant-date values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant.
The following table shows a summary of all RSU activity for the year ended December 31, 2022:

	RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	—	$—
Granted	3,330,009	$4.65
Vested	(12,031)	$9.08
Forfeited	(233,599)	$5.84
Unvested at December 31, 2022	3,084,379	$4.55
Unrecognized stock-based compensation expense at December 31, 2022 (in millions)	$8.6
Weighted average remaining period at December 31, 2022	2.84 years
The total fair value of RSUs that vested during the year ended December 31, 2022 was $0.1 million. We have not recognized any tax benefits related to the effects of employee stock-based compensation expense. No RSUs were granted or vested prior to 2022.
Service Provider Earn-Out Shares
As of December 31, 2022, 1,146,159 Service Provider Earn-Outs were outstanding after forfeitures. Upon forfeiture, the forfeited shares will be redistributed to the Old SomaLogic stockholders. The weighted average grant date fair value of the Service Provider Earn-Outs was $7.04 per share, and was recognized as stock-based compensation expense on a straight-line basis over the derived service period of 1.2 years. The assumptions used in valuing the Service Provider Earn-Outs using the Monte Carlo simulation included volatility of 89.8%, risk-free interest rate of 0.10% to 0.11%, and a stock price of $10.63 to $10.67. The Company recorded $5.8 million and $2.9 million in stock-based compensation expense related to the Service Provider Earn-Outs during the years ended December 31, 2022 and 2021, respectively. As the derived service period has passed, expenses related to the Service Provider Earn-Outs have been fully recognized as of December 31, 2022.

SomaLogic, Inc.
Notes to Consolidated Financial Statements
Replacement Awards Subject to Vesting Conditions
In connection with the Palamedrix Acquisition, we issued 1,209,801 shares of Common Stock and Milestone Consideration to founder employees that require continuing employment for a period of three years. Related stock-based compensation expense of $0.6 million was recorded in research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022.
Secondary Sale Transaction
In July 2021, an employee of the Company sold shares of the Company’s common stock and vested options to acquire shares of our common stock at a sales price that was above the then-current fair value. Since the purchasing parties are holders of economic interest in the Company and acquired shares and options from a current employee at a price in excess of fair value of such shares and options, the amount paid in excess of the fair value at the time of the secondary sale was recognized as stock-based compensation expense.
Total stock-based compensation expense related to the secondary sale transaction of $6.5 million was recorded within research and development expenses in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021.
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
In August 2021, we issued 14,727 shares of Old SomaLogic Class B common stock related to this Consulting Milestone Agreement for milestones achieved. These shares are presented in the consolidated statements of stockholders’ equity as 12,342 shares of Common Stock as a result of the reverse recapitalization. In December 2021, we issued additional 53,120 shares of Common Stock related to the Consulting Milestone Agreement. We recognized approximately $0.8 million of stock-based compensation expense during the year ended December 31, 2021. In June 2022, we amended the Consulting Milestone Agreement to redefine the milestones and payment terms. There were no issuances of or further commitment to issue Common Stock for the year ended December 31, 2022.
Note 14 — Income Taxes
The components of the Company’s provision for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Current income tax expense (benefit)
Federal	$—	$—
State	76	17
Foreign	13	21
	89	38
Deferred tax expense (benefit)
Federal	(982)	—
State	176	—
Foreign	—	—
	(806)	—
Provision for income taxes	$(717)	$38
The Company recorded $0.7 million of income tax benefit for the year ended December 31, 2022 resulting from changes in the valuation allowance due to deferred tax liabilities resulting from acquired indefinite lived intangible assets as part of the Palamedrix Acquisition.

SomaLogic, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the income tax benefit calculated at the federal statutory rate to the total income tax provision is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Income tax benefit at the federal statutory rate	$(23,073)	$(18,404)
State income taxes, net of federal income tax benefit	(5,296)	(3,008)
Nondeductible stock-based compensation	(4,804)	1,049
Expiration of net operating loss and research and development credits	3,084	3,244
Change in valuation allowance	36,441	15,092
Other permanent items	(5,658)	1,311
Research and development credits	(2,691)	(1,110)
Return to provision adjustments	829	855
Other, net	451	1,009
Provision for income taxes	$(717)	$38
The components of the deferred income tax assets and liabilities is as follows:

	December 31,
(in thousands)	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$104,666	$98,032
Research and development credits	13,780	11,264
Depreciation and amortization	288	598
Deferred revenue	8,548	1,344
Accrued expenses and non-deductible reserves	471	200
Compensation accruals	2,415	1,796
Stock-based compensation	19,065	11,952
Interest expense carryforward	4,920	6,628
Section 174 expense	17,714	—
Lease liability	1,105	—
Other	862	1,139
	173,834	132,953
Valuation allowance	(169,394)	(132,953)
Deferred tax assets (net)	4,440	—

Deferred income tax liabilities:
Intangible assets	(4,065)	—
Right of use asset	(960)	$—
Net deferred income tax liabilities	$(585)	$—
As of December 31, 2022, and 2021, a valuation allowance of $169.4 million and $133.0 million was established against the Company’s deferred tax assets as the Company believes it is more likely than not these tax attributes would not be realizable in the future. The valuation allowance increased by $36.4 million for the year ended December 31, 2022.
The Company evaluates the need to establish a valuation allowance by considering all available positive and negative evidence, including expected levels of taxable income, future reversals of existing temporary differences, tax planning strategies, and recent financial operations. The Company establishes a valuation allowance to reduce deferred tax assets to the extent it is more likely than not that some, or all, of the deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance equal to the net realizable deferred tax assets. The Company will continue to monitor its available positive and negative evidence in assessing the realization of its deferred tax assets in the future, and should there be a need to release the valuation allowance, a tax benefit will be recorded.
As of December 31, 2022, and 2021, the Company had federal net operating losses (“NOLs”) of $416.3 million and $385.5 million, respectively. Of the aggregate federal NOLs at December 31, 2022, $221.8 million can be carried forward indefinitely, and the remaining $194.5 million will begin to expire in 2023.

SomaLogic, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2022, and 2021, the Company had state NOLs of $359.5 million and $359.9 million, respectively, which begin to expire in 2023.
As of December 31, 2022, and 2021, the Company had research and development credit carryforward of $14.8 million and $12.5 million, respectively, which begin to expire in 2023.
Our U.S. deferred tax assets are also subject to annual limitation under Section 382 of the Internal Revenue Code of 1986 due to stock ownership changes that have occurred, primarily as a result of the SPAC Merger completed on September 1, 2021. Based on an analysis completed during 2021, we have concluded that all of our historical U.S. deferred tax assets generated through December 31, 2020 are available to us for future use to offset taxable income. We may experience ownership changes in the future as a result of shifts in our stock ownership (some of which may be outside our control). Therefore, available U.S. deferred tax assets may be further limited in the event of another significant ownership change.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. As of December 31, 2022, the Company is not under examination in any jurisdiction and the tax years 2018 through 2021 remain open to examination in its federal and state jurisdictions. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.
A reconciliation of the unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2022	2021
Unrecognized tax benefit – beginning balance	$1,251	$1,176
Increase related to tax positions taken in the current year	269	111
Increase related to tax positions taken in the prior year	—	—
Decrease related to tax positions taken in the prior year	(38)	(36)
Unrecognized tax benefit – ending balance	$1,482	$1,251
The unrecognized tax benefits are classified as a reduction of deferred tax assets on the consolidated balance sheets. As of December 31, 2022, and 2021, there are $1.5 million and $1.3 million of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate, respectively.
The Company did not recognize any interests or penalties in all periods presented or accrue any interests or penalties as of December 31, 2022, and 2021.
Note 15 — Employee Benefit Plans
The Company sponsors a 401(k) plan, covering all employees in the United States. The Company matches 100% of the first 4% of employee contributions with immediate vesting. We made matching contributions of approximately $2.1 million and $1.1 million during the years ended December 31, 2022 and 2021, respectively.
Note 16 — Related Parties
The Company paid $0.4 million and $0.2 million of an unconditional contribution to a related party during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there is no additional remaining pledge.
Casdin Partners Master Fund, L.P (“Casdin”), founded by Eli Casdin, a member of the Company’s Board of Directors and principal owner of the Company, was a shareholder of Palamedrix. Upon the Company’s acquisition of Palamedrix, Casdin received $0.8 million in cash, $0.8 million in equity, and the right to receive up to $0.3 million of Milestone Consideration related to the achievement of net sales milestones.
Note 17 — Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021
Net loss	$(109,157)	$(87,547)
Weighted-average shares outstanding, basic and diluted	183,991,643	137,157,283
Net loss per share, basic and diluted	$(0.59)	$(0.64)

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

	Year Ended December 31,
	2022	2021
Anti-dilutive shares:
Stock options to purchase common stock	23,541,194	19,702,845
Public Warrants and Private Placement Warrants	10,533,324	10,533,324
Unvested RSUs outstanding	3,084,379	—
Replacement awards subject to vesting conditions	1,209,801	—
Total anti-dilutive shares	38,368,698	30,236,169
The calculation of diluted net loss per share does not consider the effect of contingently issuable shares that are contingent on the occurrence of a future event that has not yet occurred. As of December 31, 2022, the contingency for the Earn-Out Shares had not been met and therefore the Earn-Out Shares were not considered in the computation of diluted net loss per share.
Note 18 — Restructuring
On December 16, 2022, following the completion of a strategic review of our business, we announced a workforce reduction plan (the "Strategic Reorganization") to reduce operating costs and focus on long-term growth opportunities in our life sciences business. Under this Strategic Reorganization, we reduced our workforce by approximately 16%, with a majority of these employees separating in December and the remaining affected employees separating over the next three-month period. Employees who were impacted by the restructuring were eligible to receive severance benefits contingent upon an impacted employee's execution of a separation agreement, which included a general release of claims against us. Certain impacted employees were covered by employment agreements or an existing severance plan that provides termination benefits.
Employee severance and benefits are comprised of severance, other termination benefit costs, and non-cash stock-based compensation expense for the extension of the exercise period of vested options. One-time termination benefits were recorded pursuant to ASC 420, Exit or Disposal Cost Obligations, while termination benefits under ongoing benefit arrangements were recorded pursuant to ASC 712, Compensation - Nonretirement Postemployment Benefits. See Note 13, Stock-based Compensation, for additional information about benefits related to the extension of the exercise period of vested options.
The Company recognized restructuring charges of approximately $2.9 million during the year ended December 31, 2022. Restructuring charges are comprised of $1.2 million related to one-time termination benefits, $1.0 million related to termination benefits under ongoing benefit arrangements, and $0.7 million related to non-cash stock-based compensation expense. We expect to incur additional employee severance and benefits expense up to $0.8 million. This reflects the best estimate of the Company, which may be revised in subsequent periods as the Strategic Reorganization progresses.
The following table outlines the components of the restructuring charges included in the consolidated statement of operations and comprehensive loss:

(in thousands)	Year Ended December 31, 2022
Cost of assay services revenue	$284
Research and development	1,126
Selling, general and administrative	1,478
Total employee severance and benefits	$2,888
The following table outlines the changes in liabilities associated with our Strategic Reorganization, including restructuring expenses incurred and cash payments as of December 31, 2022:

(in thousands)	Year Ended December 31, 2022
Beginning balance	$—
Accruals	2,223
Payments	—
Balance at December 31, 2022	$2,223

SomaLogic, Inc.
Notes to Consolidated Financial Statements
The restructuring liabilities are included in accrued liabilities in the consolidated balance sheets. We expect that substantially all of the remaining accrued restructuring liabilities will be paid in cash over the next 12 months. The charges recognized in the rollforward of our accrued restructuring liabilities do not include items charged directly to expense for extension of the exercise period of vested options.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, based on the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Rules 13a-15(f)and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
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
As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control – Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management determined that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weaknesses described below.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The following material weaknesses were identified as a result of management’s assessment:
•As discussed in our Annual Reports on Form 10-K filed for the years ended December 31, 2021 and 2020, we identified a material weakness in our internal control over financial reporting due to ineffective controls over the financial statement close process and lack of sufficient accounting and financial reporting personnel to ensure consistent application of GAAP and compliance with SEC rules and regulations.
The Company began implementing certain of the following measures of our remediation plan in 2021 and throughout 2022.
◦We hired additional accounting and finance personnel with technical public company accounting and financial reporting experience.
◦In addition to adding experienced accounting personnel, we are also utilizing third-party consultants and specialists to supplement our internal resources with technical accounting experience.
◦We engaged a third-party consulting firm to assist us with risk assessments, control and process documentation, control design, and control testing.
◦We implemented enhanced accounting and financial reporting training.
◦We report regularly to the audit committee on the state of our internal controls over financial reporting, such as internal control deficiencies identified through management self-assessment, internal control testing and the status and resolution of internal control deficiencies.
◦We designed and implemented additional automation and integration in our financially relevant IT systems, and are in the process of implementing additional enhancements to our software.
While we believe that significant progress has been made in various areas of accounting and financial reporting with the above initiatives, the Company continued to identify material weaknesses related to the design and operation of controls supporting key principles related to the control activities, information and communication, and monitoring components of the COSO framework over: (i) significant nonrecurring transactions and events, (ii) inventory costing and classification, and (iii) the classification and presentation of the consolidated statement of cash flows. Specifically, management failed to design and implement certain risk assessment controls related to identifying and analyzing risks to achieve control objectives, and failed to address the impact of changes in the business on the system of internal controls.
•The Company identified a material weakness related to the Company’s information technology general controls. Specifically, effective controls were not maintained over user access to the Company’s Enterprise Resources (ERP) system that supports the accounting and reporting processes, causing a lack of segregation of duties in key processes.
These material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. See “Remediation Plan” for details.
Remediation Plan
•We will enhance the design of existing controls, and where necessary, implement additional controls, over our accounting for significant nonrecurring transactions and will maintain evidence of management review controls.
•We will increase the deployment of both internal and external specialists to assist our management with the evaluation of the accounting for significant nonrecurring transactions.
•We will design and implement controls over inventory costing and classification.
•We will design and implement controls to ensure that all cash inflow and outflow activity is appropriately classified and presented within the statements of cash flow.
•We will remove unnecessary user access to our financially relevant IT systems based on job responsibilities and are in the process of reconfiguring the mapping of “roles and assigned privileges” to “duties” to ensure adequate segregation of duties is maintained within our ERP system.
•We will implement timely periodic reviews of existing user and administrator security roles and privileges.
•We will enhance the design of our information technology general controls over user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information as to Item 10 is incorporated by reference from the information in our 2023 Proxy Statement.
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
Item 11. Executive Compensation
Information as to Item 11 is incorporated by reference from the information in our 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information as to Item 12 is incorporated by reference from the information in our 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information as to Item 13 is incorporated by reference from the information in our 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information as to Item 14 is incorporated by reference from the information in our 2023 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules
The financial statements are listed on the Index to Financial Statements to this report beginning on page 55.
(a)(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Merger Agreement, as amended by the First Amendment thereto dated May 12, 2021 and the Second Amendment thereto dated July 15, 2021.	S-4/A	2.1	8/5/2021
2.2#	Agreement and Plan of Merger, dated as of July 25, 2022, by and among SomaLogic, Merger Sub I, Merger Sub II, Palamedrix, and the Securityholder Representative.	8-K	2.1	7/27/2022
3.1	Second Amended and Restated Certificate of Incorporation of SomaLogic, Inc.	8-A/A	3.1	9/1/2021
3.2	Amended and Restated Bylaws of SomaLogic, Inc.	8-A/A	3.1	9/1/2021
4.1	Specimen Common Stock Certificate.	S-4/A	4.1	8/5/2021
4.2	Warrant Agreement.	8-K	10.1	2/26/2021
4.3	Description of Company’s Securities.	10-K	4.2	3/29/2022
10.1+	SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	10.1	8/5/2021
10.2+	SomaLogic, Inc. Employee Stock Purchase Plan.	S-4/A	10.2	8/5/2021
10.3+	Form of Stock Appreciation Rights Agreement pursuant to the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	10.3	8/5/2021
10.4+	Form of Incentive Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	10.4	8/5/2021
10.5+	Form of Restricted Stock Unit Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	10.5	8/5/2021
10.6+	Form of Restricted Stock Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	10.6	8/5/2021
10.7+	Form of Non-Qualified Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	10.7	8/5/2021
10.8+	SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4/A	10.8	8/5/2021
10.9+	Form of Non-Statutory Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4/A	10.9	8/5/2021
10.10+	Form of Incentive Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4/A	10.1	8/5/2021
10.11+	SomaLogic, Inc. 2017 Equity Incentive Plan.	S-4/A	10.11	8/5/2021
10.12+	Form of Option Agreement (Incentive Stock Option or Non-statutory Stock Option) under the SomaLogic, Inc. 2017 Equity Incentive Plan.	S-4/A	10.12	8/5/2021
10.13+	Severance Agreement, dated September 1, 2020, between SomaLogic, Inc. and Lawrence Gold.	S-4/A	10.13	8/5/2021
10.14+	First Amendment to Severance Agreement, dated December 4, 2020, between SomaLogic, Inc. and Lawrence Gold.	S-4/A	10.14	8/5/2021
10.15+	Employment Agreement, dated April 20, 2020, between SomaLogic, Inc. and Roy Smythe.	S-4/A	10.15	8/5/2021
10.16+	Employment Agreement, dated April 20, 2020, between SomaLogic, Inc. and Stephen Williams.	S-4/A	10.16	8/5/2021
10.17+	Employment Agreement, dated April 20, 2020, between SomaLogic, Inc. and Melody Harris.	S-4/A	10.17	8/5/2021
10.18+	Amendment to Employment Agreement dated June 28, 2021 between SomaLogic, Inc. and Roy Smythe.	S-4/A	10.18	8/5/2021
10.19+	Amendment to Employment Agreement dated June 28, 2021 between SomaLogic, Inc. and Stephen Williams.	S-4/A	10.19	8/5/2021

10.20+	Amendment to Employment Agreement dated June 28, 2021 between SomaLogic, Inc. and Melody Harris.	S-4/A	10.2	8/5/2021
10.21	Form of Subscription Agreement.	8-K	10.1	3/29/2021
10.22	Form of Stockholder Lock-Up Agreement.	8-K	10.2	3/29/2021
10.23	Form of Stockholder Support Agreement.	8-K	10.3	3/29/2021
10.24	Sponsor Support Agreement dated March 28, 2021.	8-K	10.4	3/29/2021
10.25	Forfeiture Agreement dated March 28, 2021.	8-K	10.5	3/29/2021
10.26	Form of Amended and Restated Registration Rights Agreement.	8-K	10.6	3/29/2021
10.27	Investment Management Trust Agreement dated February 22, 2021.	8-K	10.2	2/26/2021
10.28	Registration Rights Agreement dated February 22, 2021.	8-K	10.3	2/26/2021
10.29	Private Placement Warrants Purchase Agreement dated February 22, 2021	8-K	10.4	2/26/2021
10.30	Letter Agreement dated February 22, 2021.	8-K	10.5	2/26/2021
10.31	Forward Purchase Agreement dated February 22, 2021.	8-K	10.6	2/26/2021
10.32	Forward Purchase Agreement dated February 22, 2021.	8-K	10.7	2/26/2021
10.33††	Master Collaboration Agreement, dated September 20, 2019, between SomaLogic, Inc. and Novartis Pharma AG.	S-4/A	10.33	8/5/2021
10.34††	Amended and Restated Master SomaScan Discovery Services Agreement, dated October 13, 2020, between SomaLogic, Inc. and Amgen Inc.	S-4/A	10.34	8/5/2021
10.35††	Supply Agreement, dated April 8, 2019, between SomaLogic, Inc. and Agilent Technologies, Inc., as amended by that certain First Amendment to Supply Agreement, dated October 1, 2021, between SomaLogic, Inc. and Agilent Technologies, Inc.	10-K	10.34	3/29/2022
10.36††	Supply Agreement, dated August 15, 2017, between SomaLogic, Inc. and Global Life Sciences Solutions USA LLC, as amended by that certain First Amendment to Catalog Product Support Agreement, dated September 14, 2020, between SomaLogic, Inc. and Global Life Sciences Solutions USA LLC.	10-K	10.35	3/29/2022
10.37††#	Collaboration Agreement, dated December 31, 2021, among SomaLogic, Inc., Illumina Cambridge, Ltd. and Illumina, Inc.	10-K	10.36	3/29/2022
10.38††#*	First Amendment to Collaboration Agreement, dated November 14, 2022, among SomaLogic, Inc., Illumina Cambridge, Ltd. and Illumina, Inc.
10.39†	Lease Agreement, dated February 10, 2022, between SomaLogic Operating Co., Inc. and Louisville 1 Industrial Owner, LLC.	8-K	10.1	2/16/2022
10.40†	Lease Agreement, dated February 10, 2022, between SomaLogic Operative Co., Inc. and Louisville 2 Industrial Owner, LLC.	8-K	10.2	2/16/2022
10.41+	Employment Agreement, dated October 17, 2022, between SomaLogic, Inc. and Troy Cox.	8-K	10.1	10/17/2022
10.42+	Key Employee Severance Plan, dated October 17, 2022.	8-K	10.2	10/17/2022
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.IN*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).
††	The Company has omitted portions of the exhibit as permitted under Regulation S-K Item 601(b)(10). The Registrant agrees to furnish on a supplemental basis an unredacted copy of this exhibit and its materiality and privacy or confidentiality analysis if requested by the SEC.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.
+	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SomaLogic, Inc.

Date:	March 28, 2023	By:	/s/ Troy Cox
			Name:	Troy Cox
			Title:	Executive Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Troy Cox	Executive Chairman	March 28, 2023
Troy Cox	(Principal Executive Officer)

/s/ Shaun Blakeman	Chief Financial Officer	March 28, 2023
Shaun Blakeman	(Principal Financial and Accounting Officer)

/s/ Robert Barchi	Director	March 28, 2023
Robert Barchi

/s/ Eli Casdin	Director	March 28, 2023
Eli Casdin

/s/ Charles M. Lillis	Director	March 28, 2023
Charles M. Lillis

/s/ Anne Margulies	Director	March 28, 2023
Anne Margulies

/s/ Ted Meisel	Director	March 28, 2023
Ted Meisel

/s/ Richard Post	Director	March 28, 2023
Richard Post

/s/ Roy Smythe	Director	March 28, 2023
Roy Smythe