Form 10-Q
period 2023-03-31
SomaLogic, Inc.
filed 2023-05-15
CIK 1837412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 28, 2023, there were approximately 187,945,300 shares of the registrant's common stock outstanding.

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
•the ability to use net operating losses and certain other tax attributes; and
•the Company’s financial performance.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company will not and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
SomaLogic, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$438,509	$421,830
Investments	62,061	117,758
Accounts receivable, net	25,585	17,006
Inventory	15,051	13,897
Deferred costs of services	1,181	1,337
Prepaid expenses and other current assets	4,666	9,873
Total current assets	547,053	581,701
Non-current inventory	6,985	4,643
Accounts receivable, net of current portion	9,048	9,284
Property and equipment, net of accumulated depreciation and amortization of $19,628 and $17,899 as of March 31, 2023 and December 31, 2022, respectively	19,706	19,564
Other long-term assets	4,349	5,083
Intangible assets	16,700	16,700
Goodwill	10,399	10,399
Total assets	$614,240	$647,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,676	$16,794
Accrued liabilities	10,071	20,678
Deferred revenue	3,905	3,383
Other current liabilities	2,221	2,477
Total current liabilities	38,873	43,332
Warrant liabilities	3,160	4,213
Earn-out liability	—	15
Deferred revenue, net of current portion	31,469	31,732
Other long-term liabilities	5,428	5,524
Total liabilities	78,930	84,816
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 187,945,232 and 187,647,973 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	1,178,212	1,171,122
Accumulated other comprehensive loss	(164)	(513)
Accumulated deficit	(642,757)	(608,070)
Total stockholders’ equity	535,310	562,558
Total liabilities and stockholders’ equity	$614,240	$647,374
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Assay services revenue	$18,419	$18,800
Product revenue	1,186	453
Collaboration revenue	763	763
Other revenue	11	2,964
Total revenue	20,379	22,980
Operating expenses
Cost of assay services revenue	11,682	11,380
Cost of product revenue	634	272
Research and development	14,067	13,800
Selling, general and administrative	34,189	30,815
Total operating expenses	60,572	56,267
Loss from operations	(40,193)	(33,287)
Other income
Interest income and other, net	4,925	209
Change in fair value of warrant liabilities	1,053	12,640
Change in fair value of earn-out liability	15	16,462
Total other income	5,993	29,311
Net loss before income tax provision	$(34,200)	$(3,976)
Income tax provision	(2)	(3)
Net loss	$(34,202)	$(3,979)

Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities	$351	$(652)
Foreign currency translation loss	(2)	(3)
Total other comprehensive income (loss)	349	(655)
Comprehensive loss	$(33,853)	$(4,634)

Net loss per share, basic and diluted	$(0.18)	$(0.02)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	186,524,473	182,050,468
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share amounts)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	187,647,973	$19	$1,171,122	$(513)	$(608,070)	$562,558
Issuance of Common Stock upon vesting of RSUs	185,863	—	—	—	—	—
Issuance of Common Stock upon exercise of options	111,396	—	172	—	—	172
Stock-based compensation	—	—	6,918	—	—	6,918
Impact of adoption of ASC 326	—	—	—	—	(485)	(485)
Net unrealized gain on available-for-sale securities	—	—	—	351	—	351
Foreign currency translation loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(34,202)	(34,202)
Balance at March 31, 2023	187,945,232	$19	$1,178,212	$(164)	$(642,757)	$535,310

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	181,552,241	$18	$1,110,991	$(72)	$(498,913)	$612,024
Issuance of Common Stock upon exercise of options	624,685	—	1,242	—	—	1,242
Issuance of Common Stock for services	—	—	50	—	—	50
Stock-based compensation	—	—	8,627	—	—	8,627
Net unrealized loss on available-for-sale securities	—	—	—	(652)	—	(652)
Foreign currency translation loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(3,979)	(3,979)
Balance at March 31, 2022	182,176,926	$18	$1,120,910	$(727)	$(502,892)	$617,309
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(34,202)	$(3,979)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	7,183	8,671
Depreciation and amortization	1,754	755
Noncash lease expense	(47)	369
Change in fair value of warrant liabilities	(1,053)	(12,640)
Change in fair value of earn-out liability	(15)	(16,462)
Change in fair value contingent consideration	6	—
Amortization of premium (accretion of discount) on available-for-sale securities, net	(493)	77
Provision for expected credit losses	94	133
Cloud computing arrangement expenditures	(620)	(1,795)
Other	10	15
Changes in operating assets and liabilities:
Accounts receivable	(8,921)	(4,965)
Inventory	(3,496)	(1,760)
Deferred costs of services	156	462
Prepaid expenses and other current assets	1,096	(526)
Other long-term assets	—	(113)
Accounts payable	5,881	2,165
Deferred revenue	259	29,185
Accrued and other liabilities	(10,637)	(5,507)
Net cash used in operating activities	(43,045)	(5,915)
Investing activities
Purchases of property and equipment	(1,262)	(364)
Purchases of available-for-sale securities	—	(77,919)
Proceeds from maturities of available-for-sale securities	56,541	85,650
Net cash provided by investing activities	55,279	7,367
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	172	1,242
Net cash provided by financing activities	172	1,242
Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	(10)
Net increase in cash, cash equivalents and restricted cash	12,399	2,684
Cash, cash equivalents and restricted cash at beginning of period	427,282	440,268
Cash, cash equivalents and restricted cash at end of period	$439,681	$442,952

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$634	$1,467
Operating lease assets obtained in exchange for lease obligations	—	4,134
Issuance of Common Stock for services	—	50

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	438,509	438,052
Restricted cash included in prepaid expenses and other current assets	547	—
Restricted cash included in other long-term assets	625	4,900
Total cash, cash equivalents and restricted cash at end of period	$439,681	$442,952
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
Unless the context otherwise requires, the terms “we”, “us”, “our”, “SomaLogic" and “the Company" refer to SomaLogic, Inc. and its consolidated subsidiaries. See Note 4, Business Combinations, for more details of the SPAC Merger and, the presentation of historical amounts and balances after the SPAC Merger. Our Common Stock and warrants to purchase Common Stock are listed on the Nasdaq under the ticker symbols “SLGC” and “SLGCW”, respectively.
Other than information discussed herein, there have been no significant changes to our description of business disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements and accompanying notes include the accounts of SomaLogic and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).
Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2022 included in the 2022 Form 10-K.
These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments considered necessary for a fair presentation of interim financial information, to present fairly our condensed consolidated financial position and our results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Revisions of prior period consolidated financial statements
Capitalized costs incurred in relation to the development of software under hosting arrangements that are service contracts should be classified as operating activities in the statement of cash flows. We determined that the prior classification of these capitalized costs under purchases of property and equipment, net of proceeds from sales within investing activities in the condensed consolidated statement of cash flows was not material to the prior period condensed consolidated financial statements as a whole. The prior period’s condensed consolidated statement of cash flows has

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
been revised to reflect the proper classification of capitalized costs in the accompanying condensed consolidated financial statements as follows:

	Three Months Ended March 31, 2022
(in thousands)	As Previously Reported	Reclassification	Revised
Operating Activities
Cloud computing arrangement expenditures	$—	$(1,795)	$(1,795)
Net cash used in operating activities	$(4,120)	$(1,795)	$(5,915)

Investing Activities
Purchases of property and equipment, net of proceeds from sales	(2,159)	1,795	(364)
Net cash provided by investing activities	$5,572	$1,795	$7,367

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$905	$562	$1,467
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, net realizable value of inventory, intangible asset valuations, and contingent consideration valuations. We base our estimates on current facts, historical and anticipated results, trends, and other relevant assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates, and such differences could be material to our consolidated financial position and results of operations.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents, investments, and accounts receivable. We do not require collateral or other security related to our receivables. Our cash and cash equivalents are deposited with high-quality financial institutions. Deposits at these institutions may, at times, exceed federally insured limits.
Significant customers are those that represent more than 10% of our total revenues or gross accounts receivable balances for the periods in the condensed consolidated statements of operations and comprehensive loss and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenues and gross accounts receivable as a percentage of total gross accounts receivable as of the periods presented were as follows:

	Accounts Receivable		Revenue
	March 31, 2023	December 31, 2022	Three months ended March 31,
			2023	2022
Customer A	26%	11%	45%	35%
Customer B	*	*	10%	*
Customer C	38%	51%	*	13%
*    less than 10%
International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. Customers outside the United States collectively represent 66% and 44% of our revenues for the three months ended March 31, 2023 and 2022, respectively. Customers outside of the United States collectively represented 41% and 23% of our gross accounts receivable balance as of March 31, 2023 and December 31, 2022, respectively.
Certain components included in our products require customization and are obtained from a single source or a limited number of suppliers.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Business Combination
We account for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. A business combination is one that combines inputs and processes to create outputs, and where substantially all of the fair value of assets acquired is not concentrated in a single identifiable asset or group of similar identifiable assets. Identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities assumed is recorded as goodwill. Acquisition related costs are expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. See Note 4, Business Combinations, for additional details.
Contingent Consideration
Contingent consideration arrangements represent a promise to deliver Common Stock and/or cash to former owners of an acquired business after the acquisition if certain specified events occur or conditions are met in the future are classified as liabilities and recognized at fair value at the acquisition date and at each subsequent reporting period. The contingent consideration liabilities contractually due beyond 12 months are recorded in other long-term liabilities on the condensed consolidated balance sheets. Subsequent changes in fair value are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. See Note 4, Business Combinations, for additional details.
Accounts Receivable and Allowance for Expected Credit Losses
Effective January 1, 2023, we adopted the requirements of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), along with the subsequently issued guidance amending and clarifying various aspects of ASU 2016-13, using the modified retrospective method of adoption. In accordance with that method, the comparative periods’ information continues to be reported under the relevant accounting guidance in effect for that period. For the current period, the standard replaces the existing incurred credit loss model with the current expected credit losses model for financial instruments, including accounts receivable, through a cumulative-effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is effective.
We are exposed to credit losses primarily through sales of products and services and recognize an allowance for expected credit losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance for expected credit losses is based on an analysis of historical loss experience, a review of the current aging status of receivables, assessments of current and estimated future economic and market conditions, and assessments of specific customer accounts to be considered at risk or uncollectible. We write off accounts receivable against the allowance for expected credit losses when we determine a balance is uncollectible and cease collection efforts. We did not write off any material accounts receivable balances during the periods ended March 31, 2023 and 2022.
As of March 31, 2023, we also recorded a long-term receivable for guaranteed fixed minimum royalties net of a discount related to a significant financing component. The related interest income is recognized over the term of the agreement on an effective interest rate basis.
Accounts receivable, net consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accounts receivable	$35,363	$26,441
Less: allowance for expected credit losses	(730)	(151)
Accounts receivable, net	$34,633	$26,290
Accounts receivable, net (current)	$25,585	$17,006
Accounts receivable, net of current portion	$9,048	$9,284
A rollforward of the allowance for expected credit losses balance for the three months ended March 31, 2023 is as follows:

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

(in thousands)
Allowance for doubtful accounts, December 31, 2022	$(151)
Impact of adopting ASU 2016-13	(485)
Allowance for expected credit losses, January 1, 2023	(636)
Provision for credit losses	(94)
Write offs, net	—
Allowance for expected credit losses, March 31, 2023	$(730)
Inventory
Inventory is stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs. We estimate the recoverability of inventory by referencing estimates of future demands and product life cycles, including expiration. We periodically analyze our inventory levels to identify inventory that may expire prior to expected usage, no longer meets quality specifications, or has a cost basis in excess of its estimated net realizable value and record a charge to cost of revenue for such inventory as appropriate. The value of inventory that is not expected to be used within 12 months of the balance sheet date is classified as non-current inventory in the accompanying condensed consolidated balance sheets.
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
Goodwill
Goodwill is the difference between the total consideration paid in a business combination and the fair value of the net of identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment on an annual basis during the fourth quarter of the year and in interim periods if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. All of our goodwill is assigned to our one reporting unit.
We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary. For the quantitative goodwill impairment test, the fair value of the reporting unit is compared to its carrying value and an impairment is recorded for the excess carrying value over fair value, not to exceed the carrying amount of goodwill. There were no goodwill impairment losses recorded in any period presented.
Impairment of Long-Lived Assets
We evaluate a long-lived asset (or asset group) for impairment whenever events or changes in circumstances indicate that the carrying value of the asset (or asset group) may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the asset is expected to generate are less than the carrying value of the asset, an impairment loss is recorded to write down the asset to its estimated fair value based on a discounted cash flow approach. There were no impairment losses recorded in any period presented.
Leases
We determine if an arrangement is a lease at inception of the contract. Operating lease right-of-use (“ROU”) assets are included in other long-term assets, and operating lease liabilities are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.
ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As the implicit rate in our leases is generally unknown, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. We give consideration to our credit risk, term of the lease, total lease payments and adjust for the impacts of collateral, as necessary, when calculating our incremental borrowing rates.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Operating lease ROU assets include lease incentives and initial direct costs incurred. When the lease incentives specify a maximum level of reimbursement and we are reasonably certain to incur reimbursable costs equal to or exceeding this level, we include the lease incentive in the measurement of the ROU assets and lease liabilities at commencement. The lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise any such options. Lease costs for our operating leases are recognized on a straight-line basis within operating expenses over the lease term in the condensed consolidated statements of operations and comprehensive loss.
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
Warrant Liabilities
During February 2021, in connection with CMLS II’s initial public offering, CMLS II issued 5,519,991 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, with the consummation of the CMLS II initial public offering, CMLS II issued 5,013,333 warrants through a private placement (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to purchase shares of Common Stock at $11.50 per share. All of the Warrants were outstanding as of March 31, 2023.
We classify the Warrants as liabilities on our condensed consolidated balance sheets as these instruments are precluded from being indexed to our own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815, Derivatives and Hedging (“ASC 815”). Since the Warrants meet the definition of a derivative under ASC 815-40, we recorded these warrants as long-term liabilities at fair value on the date of the SPAC Merger, with subsequent changes in their respective fair values recognized within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss at each reporting date. See Note 10, Stockholders' Equity, for more information on the Warrants.
Earn-Out Liability
As a result of the SPAC Merger, additional shares of Common Stock were provided to SomaLogic Operating shareholders and to certain employees and directors of SomaLogic (“Earn-Out Service Providers”) of up to 3,500,125 and 1,499,875, respectively (the “Earn-Out Shares”). The Earn-Out Shares are payable if the price of our Common Stock is greater than or equal to $20.00 for a period of at least 20 out of 30 consecutive trading days at any time between the 13- and 24-month anniversary of the closing date of the SPAC Merger (the “Triggering Event”). Any Earn-Out Shares issuable to an Earn-Out Service Provider (the “Service Provider Earn-Outs”) shall be issued only if such individual continues to provide services (whether as an employee or director) through the date of occurrence of the corresponding Triggering Event (or a change in control acceleration event, if applicable) that causes such Earn-Out Shares to become issuable. Any Earn-Out Shares that are forfeited pursuant to the preceding sentence shall be reallocated to the SomaLogic Operating shareholders in accordance with their respective pro rata Earn-Out Shares.
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
As the issuance of the Service Provider Earn-Outs is contingent on services being provided, they are accounted for in accordance with ASC 718, Compensation - Stock Compensation. See Note 11, Stock-based Compensation, for additional information regarding Earn-Out Shares granted to Earn-Out Service Providers.
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
We recognize revenue when or as control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Payment terms may vary by customer, are based on customary commercial terms, and are generally less than one year. We do not adjust revenue for the effects of a significant financing component for contracts where the period between the transfer of the good or service and collection is one year or less. We expense incremental costs to obtain a contract when incurred since the amortization period of the asset that would otherwise be recognized is one year or less.
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
Collaboration Revenue
In July 2011, NEC Corporation (“NEC”) and SomaLogic entered into a Strategic Alliance Agreement (the “SAA”) to develop a professional software tool to enable SomaScan® customers to easily access and interpret the highly multiplexed proteomic data generated by SomaLogic’s SomaScan® assay technology in the United States. To support this development, NEC made an upfront payment of $12.0 million. This agreement includes a clause whereby if there is a material breach of the contract or change in control of SomaLogic, we may be required to pay a fee to terminate the agreement.
We determined that the SAA met the criteria set forth in ASC 808, Collaborative Arrangements, (“ASC 808”) because both parties were active participants and were exposed to significant risks and rewards dependent on commercial failure or success. We recorded the upfront payment as deferred revenue to be recognized over the period of performance of 15 years. The revenue was recorded in collaboration revenue in the condensed consolidated statements of operations and comprehensive loss.
In March 2020, NEC and SomaLogic mutually terminated the SAA and concurrently SomaLogic and NEC Solution Innovators, Ltd. (“NES”), a wholly owned subsidiary of NEC, entered into a new arrangement, the Joint Development & Commercialization Agreement (the “JDCA”), to develop and commercialize SomaScan® services in Japan. NES agreed to make annual payments of $2.0 million for five years, for a total of $10.0 million, in exchange for research and development activities, as described below. We determined the JDCA should be accounted for as a modification of the SAA. Therefore, the remaining SAA deferred revenue balance as of the date of the modification was included as consideration under the JDCA resulting in total consideration of $15.3 million for research and development activities. We determined that this arrangement also meets the criteria set forth in ASC 808. The JDCA contains three separate performance obligations: (i) research and development activities, (ii) assay services, and (iii) a 10-year exclusive license of our intellectual property.
(i) Research and Development Activities
We determined that NES is not a customer with respect to the research and development activities associated with the collaboration arrangement under ASC 808. We recognize revenue from these activities based on the progress made toward achieving the performance obligation utilizing input methods, including costs incurred, in collaboration revenue in the condensed consolidated statements of operations and comprehensive loss.
(ii) Assay Services
We determined that NES is a customer for the assay services performance obligation, which should be accounted for using the criteria under ASC 606. We receive a fixed fee (standalone selling price) per sample in exchange for assaying

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
samples, which is a service performed for other customers in the ordinary course of business. This performance obligation is recognized at a point in time when the assay data report is delivered to the customer and recorded in assay services revenue in the condensed consolidated statements of operations and comprehensive loss.
(iii) License of Intellectual Property
We determined that NES is a customer for the license performance obligation, which should be accounted for using the criteria under ASC 606. We receive royalties based on NES’ net sales and determined the allocation of royalties solely to this performance obligation is consistent with the objectives in ASC 606. This performance obligation was satisfied at the beginning of the license term. Subject to the sales and usage-based royalty exception, revenue is recognized in the period in which the subsequent sale or usage has occurred. Royalties are recorded in other revenue in the condensed consolidated statements of operations and comprehensive loss.
Other Revenue
Other revenue includes royalty revenue and revenue received from research grants. We recognize royalty revenue for fees paid by customers in return for a license to make, use or sell certain licensed products in certain geographic areas. These fees are equivalent to a percentage of the customer’s related revenues. We recognize revenue for sales-based or usage-based royalties promised in exchange for a functional license of intellectual property when the later of the following events occurs: (i) the subsequent sale or usage occurs, or (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been satisfied. As such, revenue is recognized in the period in which the subsequent sale or usage has occurred.
In June 2008, SomaLogic and New England Biolabs, Inc. (“NEB”) entered into an exclusive licensing agreement, whereby we provide a license to use certain proprietary information and know-how relating to its aptamer technology to make and use commercial products. In exchange, we receive royalties from NEB for this functional license of intellectual property. In September 2022, SomaLogic and NEB entered into a license and settlement agreement (“NEB Agreement”) that terminated the existing exclusive licensing arrangement and provided for a settlement of $8.0 million of previously constrained royalties recognized for the year ended December 31, 2022. The NEB Agreement also provided a non-exclusive license arrangement for the same proprietary information and know-how under which we are guaranteed fixed minimum royalties of $15.0 million to be received over the next 3 years. We recognized revenue for the guaranteed fixed minimum royalties of $13.2 million for the year ended December 31, 2022, net of a significant financing component of $1.8 million. Any revenue above the guaranteed fixed minimum royalties is recognized in the period in which the subsequent sale or usage has occurred. We have recorded a receivable of $12.8 million as of March 31, 2023, of which $8.7 million is recorded in accounts receivable, net of current portion and $4.1 million is recorded in accounts receivable, net on the condensed consolidated balance sheets. Interest income related to the significant financing component was $0.2 million for the period ended March 31, 2023, and is included in interest income and other, net in the condensed consolidated statements of operations and comprehensive loss.
Grant revenue represents funding under cost reimbursement programs or fixed rate arrangements from government agencies and non-profit foundations for qualified research and development activities performed by SomaLogic. We recognize grant revenue when it is reasonably assured that the grant funding will be received as evidenced through the existence of a grant arrangement, amounts eligible for reimbursement are determinable and have been incurred, the applicable conditions under the grant arrangements have been met, and collectability of amounts due is reasonably assured. The classification of costs incurred related to grants is based on the nature of the activities performed by SomaLogic. Grant revenue is recognized when the related costs are incurred and recorded in other revenue in the condensed consolidated statements of operations and comprehensive loss.
Illumina Cambridge, Ltd.
On December 31, 2021, we entered into a multi-year arrangement with Illumina Cambridge, Ltd. (“Illumina Agreement”) to jointly develop and commercialize co-branded kits that will combine Illumina’s Next Generation Sequencing (“NGS”) technology with SomaLogic’s SomaScan technology. Pursuant to the agreement, we received a non-refundable upfront payment of $30.0 million on January 4, 2022. This arrangement is accounted for in accordance with ASC 606. We concluded there are two performance obligations: (1) SOMAmer reagents necessary to develop and commercialize NGS based proteomic products, inclusive of the rights to licenses, patents and training to allow for the use of such reagents and (2) an option to purchase goods post-commercialization with a material right (“Material Right”). The total transaction price is subject to a constraint since it is uncertain that commercialization will be achieved; and therefore the transaction price was determined to be $30.0 million and was allocated to each of the performance obligations identified on a relative standalone selling price basis. Revenue from the performance obligations is recognized as follows in product revenue in the condensed consolidated statements of operations and comprehensive loss:
Reagents: Revenue is recognized when control transfers to the customer (i.e., when the SOMAmer reagents are shipped). We estimated the standalone selling price (“SSP”) based on observable pricing of similar performance obligations.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Material Right: Revenue is recognized when Illumina exercises its option to purchase goods post-commercialization. We estimated the SSP based on an incremental discount to be provided to the customer adjusted for the likelihood that Illumina will exercise the option.
In June 2022, Illumina issued a purchase order that changed the promises under the Illumina Agreement. The purchase order represents a contract modification that is accounted for prospectively as if it were a termination of the existing contract and the creation of a new contract.
As a result, we determined that there were three new performance obligations (total of five performance obligations): (1) equipment bundle that includes customization services, integration services, system qualification services, site initiation services and training (“Equipment Bundle”), (2) qualification kits, and (3) support services. The contract modification resulted in an increase in the transaction price of $0.5 million. The updated transaction price was allocated between the performance obligations on a relative SSP basis. We estimated the SSP based on observable pricing of similar performance obligations. Revenue from the performance obligations is recognized as follows in product revenue in the condensed consolidated statements of operations and comprehensive loss:
Equipment Bundle: Revenue is recognized based on the progress made toward achieving the performance obligation utilizing input methods, including costs incurred.
Qualification Kits: Revenue is recognized when control transfers to the customer (i.e., when the qualification kits are shipped).
Support Services: Revenue is recognized for the support services as the services are provided.
We did not recognize any revenue during the three months ended March 31, 2023 or 2022 pursuant to the Illumina Agreement for performance obligations satisfied.
Restricted Cash
Restricted cash represents cash on deposit with a financial institution as security for letters of credit outstanding for the benefit of the landlords related to operating leases and a bank guarantee with an international customer. The portion of restricted cash expected to be released within twelve months is classified as prepaid expenses and other current assets on the condensed consolidated balance sheets was $0.5 million and $4.7 million as of March 31, 2023 and December 31, 2022, respectively. Cash expected to be restricted for greater than twelve months is classified as other long-term assets on the condensed consolidated balance sheets was $0.6 million and $0.8 million as of March 31, 2023 and December 31, 2022.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the tax bases of assets and liabilities and their respective financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which these temporary differences are expected to reverse. We evaluate the need to establish or release a valuation allowance based upon expected levels of taxable income, future reversals of existing temporary differences, tax planning strategies, and recent financial operations. Valuation allowances are established to reduce deferred tax assets to the amount expected to be more likely than not realized in the future.
The effect of income tax positions is recognized only when it is more likely than not to be sustained. Interest and penalties associated with uncertain tax positions are recorded in income tax benefit (provision) in the condensed consolidated statements of operations and comprehensive loss.
Segment Information
We have one operating segment. Our chief operating decision maker (the “CODM”) role is performed by our Chief Executive Officer. The CODM manages our operations on a consolidated basis for purposes of allocating resources and assessing performance. Substantially all of our operations and decision-making functions are located in the United States.
Other Significant Accounting Policies
Our significant accounting policies are described in our 2022 Form 10-K. There have been no significant changes to those policies.
Recent Accounting Pronouncements
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Recently Adopted Accounting Standards
Financial Instruments — Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which sets forth a “current expected credit loss” (“CECL”) model that requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. We adopted ASU 2016-13, as amended, on January 1, 2023 using a modified retrospective approach and recorded a cumulative effect adjustment to accumulated deficit. The adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financials.
Note 3 — Revenue
The following table provides information about disaggregated revenue by product line:

	Three Months Ended March 31,
(in thousands)	2023	2022
Assay services revenue	$18,419	$18,800
Product revenue	1,186	453
Collaboration revenue	763	763
Other revenue:
Royalties	—	2,955
Other	11	9
Total other revenue	11	2,964
Total revenue	$20,379	$22,980
Contract Balances and Remaining Performance Obligations
Contract liabilities represent our obligation to transfer goods or services to customers from which we have received consideration. Deferred revenue is classified as current if we expects to be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. Deferred revenue is recognized as or when we satisfy our performance obligations under the contract.
As of March 31, 2023 and December 31, 2022, deferred revenue of $35.4 million and $35.1 million, respectively, was comprised of balances related to our collaboration revenue, product, assay services, and other revenue. As of March 31, 2023 and December 31, 2022, the portion of deferred revenue related to collaboration revenue was $2.1 million and $2.9 million, respectively. As of March 31, 2023, the estimated remaining performance period is 2.0 years. As of March 31, 2023 and December 31, 2022, the portion of deferred revenue related to assay services and other revenue was $2.9 million and $1.8 million, respectively. As of March 31, 2023, the deferred revenue related to assay services and other revenue will be recognized within 12 months.

As of March 31, 2023 and December 31, 2022, the deferred product revenue related to the Illumina Agreement amounted to $30.4 million for each period. As of March 31, 2023, the estimated remaining performance obligation period is approximately 8.0 years.
A summary of the change in contract liabilities is as follows:

(in thousands)	March 31, 2023	December 31, 2022
Balance at beginning of period	$35,115	$5,385
Recognition of revenue included in balance at beginning of period	(1,228)	(2,772)
Revenue deferred during the period, net of revenue recognized	1,487	32,502
Balance at end of period	$35,374	$35,115

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 4 — Business Combinations
On July 25, 2022, we entered into an Agreement and Plan of Merger to acquire 100% of the equity interests in Palamedrix, Inc. ("Palamedrix") (the “Palamedrix Acquisition”). Palamedrix is a DNA nano tech firm that provides scientific and engineering expertise, miniaturization technology and enhanced ease-of-use capabilities that we intend to leverage as we develop the next generation of SomaScan® Assay. The Palamedrix Acquisition provides for up to $0.5 million to be paid to the founders contingent upon settlement of pre-acquisition legal matters. It also provides for three potential additional payments of up to $17.5 million to the owners, including non-founder and founder employees, to be settled in cash and/or Common Stock contingent on the achievement of certain net sales milestone targets by the fifth and sixth year anniversary of the closing date of the acquisition (the “Milestone Consideration”). The acquisition closed on August 31, 2022.
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
The following table represents the preliminary allocation of consideration transferred to the identifiable assets acquired and the liabilities assumed based on the fair values as of August 31, 2022:

(in thousands)
Cash and cash equivalents	$2,521
Prepaid expenses and other current assets	251
Property and equipment	1,246
Intangible assets	16,700
Other long-term assets	1,289
Accounts payable	(68)
Accrued liabilities	(81)
Other current liabilities	(634)
Deferred income taxes, net	(1,390)
Other long-term liabilities	(550)
Net identifiable assets acquired	$19,284
Goodwill	10,399
Total consideration transferred	$29,683
The goodwill is generated from operational synergies and cost savings that we expect to achieve from the combined operations and Palamedrix’s knowledgeable and experienced assembled workforce. The goodwill is not deductible for tax purposes.
All unvested awards of non-founder employees were accelerated on a discretionary basis as part of the Palamedrix Acquisition. These awards were exchanged at the close date for cash, Common Stock, and Milestone Consideration. As a result, we allocated $1.3 million of the total consideration transferred to post-combination compensation expense. The amount is recorded in selling, general and administrative in the condensed consolidated statement of operations and comprehensive loss during the year ended December 31, 2022.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
The Milestone Consideration replacement awards of non-founder and founder employees are accounted for under ASC 718. As the milestone payments are a fixed monetary value settled in cash and/or Common Stock, they are liability classified. A liability of $1.5 million as of March 31, 2023 is recorded in other long-term liabilities on the condensed consolidated balance sheets.
Note 5 — Fair Value Measurements
Assets measured at fair value on a recurring basis
The following tables set forth our financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements:

As of March 31, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$22,317	$—	$—	$22,317	Level 1
Money market funds	416,192	—	—	416,192	Level 1
Total cash and cash equivalents	438,509	—	—	438,509
Investments:
Commercial paper	42,524	2	(74)	42,452	Level 2
U.S. Treasuries	7,749	—	(23)	7,726	Level 2
Corporate bonds	4,475	—	(12)	4,463	Level 2
Agency bonds	7,458	—	(38)	7,420	Level 2
Total investments	62,206	2	(147)	62,061
Total assets measured at fair value on a recurring basis	$500,715	$2	$(147)	$500,570

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$44,045	$—	$—	$44,045	Level 1
Money market funds	377,785	—	—	377,785	Level 1
Total cash and cash equivalents	421,830	—	—	421,830
Investments:
Commercial paper	58,794	—	(195)	58,599	Level 2
U.S. Treasuries	35,252	—	(175)	35,077	Level 2
Corporate bonds	11,782	—	(39)	11,743	Level 2
Agency bonds	12,426	—	(87)	12,339	Level 2
Total investments	118,254	—	(496)	117,758
Total assets measured at fair value on a recurring basis	$540,084	$—	$(496)	$539,588
As of March 31, 2023 and December 31, 2022, we had $0.3 million and $0.5 million, respectively, of accrued interest on investments recorded in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
Our investments consist of money market funds, commercial paper, U.S. Treasuries, corporate bonds, and agency bonds. All of the commercial paper, U.S. Treasuries, corporate bonds and agency bonds are designated as available-for-sale securities and have an effective maturity date that is less than one year from the respective balance sheet date, and accordingly, have been classified as current in the condensed consolidated balance sheets.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
We adopted ASU 2016-13 on January 1, 2023. Under the new guidance, we evaluated our available-for-sale securities with unrealized losses for impairment, considering available evidence, including the extent to which fair value is less than cost, whether an allowance for expected credit loss is required, and adverse factors that could affect the value of the securities. Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive loss as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in interest and other income, net in the condensed consolidated statements of operations and comprehensive loss.
We evaluated the available-for-sale securities as of March 31, 2023 and determined that no available-for-sale securities in an unrealized loss position are arising from credit related reasons. Additionally, we do not intend to sell or believe that it is not more likely than not that we will be required to sell the securities before recovery of the amortized cost bases and have therefore not recorded any allowances for available-for-sale securities in our allowance for expected credit losses as of March 31, 2023. We did not recognize any realized gains or losses for the three months ended March 31, 2023. Subsequent to March 31, 2023, we sold $10.5 million of investments prior to maturity. The realized loss was immaterial.
We evaluated our securities for other-than-temporary impairment as of December 31, 2022, and considered the decline in fair value to be primarily attributable to current economic and market conditions and we would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2022.
Liabilities measured at fair value on a recurring basis
The following table presents information about our liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs we utilized to determine such fair value:

(in thousands)	March 31, 2023	December 31, 2022	Fair Value Level
Warrant liability - public warrants	$1,656	$2,208	Level 1
Warrant liability - private placement warrants	1,504	2,005	Level 2
Earn-out liability	—	15	Level 3
Milestone contingent consideration	1,171	1,165	Level 3
Holdback contingent consideration	450	450	Level 3
Total liabilities measured at fair value on a recurring basis	$4,781	$5,843
Warrant liabilities
The public warrants were valued using Level 1 inputs as they are traded in an active market. The fair value of the private placement warrants is equivalent to that of the public warrants as they have substantially the same terms; however, as they are not actively traded, they are classified as Level 2 in the hierarchy table above.
Earn-out liability
The fair value of the Earn-Out Shares was estimated using a Monte Carlo simulation model. The fair value is based on the simulated price of the Company over the maturity date of the contingent consideration and increased by estimated forfeitures of Earn-Out Shares issued to Earn-Out Service Providers. During the three months ended March 31, 2023, the earn-out liability was determined to be immaterial and was fully written off.
The significant unobservable inputs used in the Monte Carlo simulation to measure the Earn-Out Shares that are categorized within Level 3 of the fair value hierarchy were as follows:

December 31, 2022
Stock price on valuation date	$2.51
Volatility	78.10%
Risk-free rate	4.75%
Dividend yield	—%

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
The rollforward of the fair value of the earn-out liability is summarized as follows:

(in thousands)	Fair Value
Balance as of December 31, 2022	$15
Change in fair value of earn-out liability	(15)
Balance as of March 31, 2023	$—
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
The significant unobservable inputs used in the Monte Carlo simulation to measure the milestone contingent consideration that are categorized within Level 3 of the fair value hierarchy were as follows:

	March 31, 2023	December 31, 2022
Volatility	35.0%	35.0%
Risk-free rate	3.6%	4.0%
Weighted average cost of capital	30.0%	30.0%
Cost of debt	10.8%	10.0%
The change in the fair value of the milestone contingent consideration is summarized as follows:

(in thousands)	Fair Value
Balance as of December 31, 2022	$1,165
Change in fair value of milestone contingent consideration	6
Balance as of March 31, 2023	$1,171

Holdback Contingent Consideration
The holdback contingent consideration related to the Palamedrix Acquisition was $0.5 million as of March 31, 2023 and is recorded in other long-term liabilities on the condensed consolidated balance sheets. There was no significant change in fair value between December 31, 2022 and March 31, 2023. The fair value of holdback contingent consideration was estimated using a scenario-based analysis. The fair value is based on the expected holdback release date and expected holdback payment. The future expected payments were discounted to the valuation date using the cost of debt.
The significant unobservable inputs used in the scenario-based analysis to measure the holdback contingent consideration that are categorized within Level 3 of the fair value hierarchy were as follows:

	March 31, 2023	December 31, 2022
Cost of debt	11.5%	10.2%

Note 6 — Leases
We have operating leases for certain office spaces with lease terms ranging from two to five years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at our election to renew or extend the leases for additional periods ranging from three to ten years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as we did not consider the exercise of these options to be reasonably certain. The ROU

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
asset is included in other long-term assets on the condensed consolidated balance sheets and was $3.4 million and $3.9 million as of March 31, 2023, and December 31, 2022, respectively.
Lease Costs
Lease costs for operating leases are recognized on a straight-line basis over the lease term. The total lease cost for the period was as follows:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Operating lease cost	$591	$401
Variable lease cost	378	181
Short-term lease cost	12	11
Total lease cost	$981	$593
Lease Maturities
The table below reconciles the undiscounted lease payment maturities to the lease liabilities for our operating leases:

(in thousands)	March 31, 2023
Remainder of 2023	$1,923
2024	1,143
2025	834
2026	143
Total	4,043
Less: amount of lease payments representing interest	(115)
Present value of future minimum lease payments	3,928
Less: current operating lease liabilities (included in other current liabilities)	(2,221)
Long-term operating lease liabilities (included in other long-term liabilities)	$1,707
Supplemental Lease Information
Supplemental information related to our operating leases was as follows:

March 31, 2023
Weighted average remaining lease term	2.1 years
Weighted average discount rate	2.5%
Cash paid for amounts included in the measurement of our operating lease liabilities for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.5 million, respectively.
In February 2022, we executed two separate lease agreements (the “Leases”) to lease buildings pending construction that had not yet commenced. Both leases were set to expire on November 30, 2033, unless extended or early terminated in accordance with the terms of the lease. In accordance with the lease agreements, we made a deposit of $4.1 million during the first quarter of 2022. The deposit was restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security.
On August 25, 2022, we entered into a lease termination agreement (the “Lease Termination”) for the Leases prior to lease commencement. As consideration for the termination of the Leases, we agreed to pay the landlord a termination fee of $6.0 million of which $2.5 million was paid on the termination date. During the fourth quarter of 2022 the remaining liability was reduced by $1.0 million after the landlord entered into a separate lease with a third party. The remaining $2.5 million liability was paid in January 2023 and the $4.1 million deposit was released in March 2023.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 7 — Inventory

Inventory was comprised of the following:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$19,753	$16,710
Work in process	1,535	1,191
Finished goods	748	639
Total inventory	$22,036	$18,540
Inventory (current)	$15,051	$13,897
Non-current inventory	$6,985	$4,643
Note 8 — Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued compensation	$6,623	$13,897
Accrued restructuring costs	2,139	2,223
Accrued lease termination fee	—	2,500
Accrued real estate agent commission	—	764
Accrued medical claims	684	663
Other	625	631
Total accrued liabilities	$10,071	$20,678
Other long-term liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Long-term operating lease liabilities	$1,707	$2,063
Milestone Consideration replacement award liability	1,515	1,261
Milestone Contingent Consideration	1,171	1,165
Holdback Contingent Consideration	450	450
Long-term deferred tax liability	585	585
Total other long-term liabilities	$5,428	$5,524
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
Indemnification
In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but that have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.
Note 10 — Stockholders' Equity
Under our amended and restated certificate of incorporation, we are authorized to issue 600,000,000 shares of Common Stock, par value of $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.
As of March 31, 2023, there were an aggregate of 5,519,991 and 5,013,333 outstanding public warrants and private placement warrants, respectively. Each warrant entitles the holder to purchase one share of our Common Stock at a price

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
of $11.50 per share at any time commencing on February 25, 2022. As of March 31, 2023, no warrants have been exercised. The warrants will expire on September 1, 2026 or earlier upon redemption or liquidation.
There have been no significant changes to the disclosures in our 2022 Form 10-K related to Common Stock, preferred stock, or our public and private placement warrants, including warrant redemption terms.
Note 11 — Stock-based Compensation
Stock-based compensation includes grants of equity incentive awards in the form of stock options and other stock-based awards as well as the issuance of Earn-Out Shares to service providers in connection with the SPAC Merger, issuance of common stock subject to vesting conditions issued to Palamedrix founder employees, and Milestone Consideration replacement awards of non-founder and founder employees. Stock-based compensation also includes the impact of common stock purchased through our employee stock purchase plan, which allows eligible employees to purchase shares of our Common Stock at a price equal to 85% of their fair market value on the last day of a defined offering period.
Effective January 2023, we increased the reserve of Common Stock for issuance under all incentive plans by approximately 9 million shares in accordance with our 2021 Omnibus Incentive Plan.
There have been no other significant changes to our equity incentive plans and types of stock-based incentive awards disclosed in our 2022 Form 10-K.
Stock-based compensation was recorded in the condensed consolidated statements of operations and comprehensive loss as shown in the following table:

	Three months ended March 31,
(in thousands)	2023	2022
Cost of assay services revenue	$190	$291
Cost of product revenue	10	7
Research and development	1,770	1,732
Selling, general and administrative	5,213	6,641
Total stock-based compensation	$7,183	$8,671
Stock-based compensation will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, modification of awards, employee forfeitures and the timing of the awards. Expense related to each stock option and restricted stock unit (“RSU”) award is recognized on a straight-line basis over the requisite service period of the entire award.
The following table summarizes our award activity for stock options and RSUs for the three months ended March 31, 2023:

	Stock Options(1)	RSUs(2)
Outstanding as of December 31, 2022	23,541,194	3,084,379
Granted	3,566,250	535,438
Exercised or Issued	(111,396)	(185,863)
Forfeited	(2,000,267)	(407,240)
Expired	(62,857)	—
Outstanding as of March 31, 2023	24,932,924	3,026,714
(1)    The stock options generally vest over four years, with 25% vesting upon the first-year anniversary of the grant date and the remaining options vesting ratably each month thereafter.
(2)    The RSUs vest subject to the satisfaction of service requirements. The grant date fair values of these awards are determined based on the closing price of our Common Stock on the date of grant.
We also incurred incremental stock-based compensation expense related to option modifications of $1.0 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Service Provider Earn-Out Shares
As of March 31, 2023, 927,924 Service Provider Earn-Outs were outstanding after forfeitures. Upon forfeiture, the forfeited shares will be redistributed to the Old SomaLogic stockholders. The weighted average grant date fair value of the Service Provider Earn-Outs was $7.04 per share, and was recognized as stock-based compensation expense on a straight-line basis over the derived service period of 1.2 years. The assumptions used in valuing the Service Provider

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Earn-Outs using the Monte Carlo simulation included volatility of 89.8%, risk-free interest rate of 0.10% to 0.11%, and a stock price of $10.63 to $10.67. We recorded nil and $1.8 million in stock-based compensation expense related to the Service Provider Earn-Outs during the three months ended March 31, 2023 and 2022, respectively. As the derived service period has passed, expenses related to the Service Provider Earn-Outs were fully recognized as of December 31, 2022.
Replacement Awards Subject to Vesting Conditions
In connection with the Palamedrix Acquisition, we issued 1,209,801 shares of Common Stock and Milestone Consideration to founder employees that require continuing employment for a period of three years. Related stock-based compensation expense of $0.5 million was recorded in research and development expense in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023.
Note 12 — Income Taxes
There has historically been no federal or state provision for income taxes because we have incurred operating losses and maintain a valuation allowance against our net realizable deferred tax assets in the United States. For the three months ended March 31, 2023 and 2022, we recognized no provision for income taxes in the United States. The provision for foreign income taxes was immaterial for the three months ended March 31, 2023 and 2022.
Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. Management believes that the limitation will not limit utilization of the carryforwards prior to their expiration.
Note 13 — Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Net loss	$(34,202)	$(3,979)
Weighted-average shares outstanding, basic and diluted	186,524,473	182,050,468
Net loss per share, basic and diluted	$(0.18)	$(0.02)
During periods in which we incur a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all awards is anti-dilutive. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Anti-dilutive shares:
Stock options to purchase common stock	24,932,924	23,139,522
Public warrants and private placement warrants	10,533,324	10,533,324
Unvested RSUs	3,026,714	553,193
Replacement awards subject to vesting conditions	1,209,801	—
Employee stock purchase plan	79,103	11,304
Total anti-dilutive shares	39,781,866	34,237,343
Note 14 — Related Parties
Casdin Partners Master Fund, L.P (“Casdin”), founded by Eli Casdin, a member of our Board of Directors and principal owner of the Company, was a shareholder of Palamedrix. Upon our acquisition of Palamedrix, Casdin received $0.8 million in cash, $0.8 million in equity, and the right to receive up to $0.3 million of Milestone Consideration related to the achievement of net sales milestones.
Note 15 — Restructuring
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
three-month period. Employees who were impacted by the restructuring were eligible to receive severance benefits contingent upon an impacted employee's execution of a separation agreement, which included a general release of claims against us. Certain impacted employees were covered by employment agreements or an existing severance plan that provides termination benefits.
Employee severance and benefits are comprised of severance, other termination benefit costs, and non-cash stock-based compensation expense for the extension of the exercise period of vested options. One-time termination benefits were recorded pursuant to ASC 420, Exit or Disposal Cost Obligations, while termination benefits under ongoing benefit arrangements were recorded pursuant to ASC 712, Compensation - Nonretirement Postemployment Benefits. See Note 11, Stock-based Compensation, for additional information about benefits related to the extension of the exercise period of vested options.
We recognized restructuring charges of approximately $1.0 million primarily related to one-time termination benefits during the three months ended March 31, 2023. We do not expect to incur additional material employee severance and benefits expense. This reflects our best estimate, which may be revised in subsequent periods as the Strategic Reorganization progresses.
The following table outlines the components of the restructuring charges included in the condensed consolidated statement of operations and comprehensive loss:

(in thousands)	Three Months Ended March 31, 2023
Cost of assay services revenue	$19
Research and development	243
Selling, general and administrative	779
Total employee severance and benefits	$1,041
The following table outlines the changes in liabilities associated with our Strategic Reorganization, including restructuring expenses incurred and cash payments for the three months ended March 31, 2023:

(in thousands)	March 31, 2023
Balance at December 31, 2022	$2,223
Accruals	1,016
Payments	(1,100)
Balance at March 31, 2023	$2,139
The restructuring liabilities are included in accrued liabilities in the condensed consolidated balance sheets. We expect that substantially all of the remaining accrued restructuring liabilities will be paid in cash over the next 12 months. The charges recognized in the rollforward of our accrued restructuring liabilities do not include items charged directly to expense for extension of the exercise period of vested options.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the related notes thereto, presented in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The following discussion and analysis contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under Cautionary Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to the business of SomaLogic prior to the consummation of the SPAC Merger, and to the Company and its consolidated subsidiaries following the consummation of the SPAC Merger.
SomaLogic, Inc. and our Predecessor
SomaLogic was originally formed as a special purpose acquisition company under the name CM Life Sciences II Inc. for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. Prior to the SPAC Merger, it did not have historical financial operating results. SomaLogic Operating, our accounting predecessor, is a leading commercial-stage proteomics company. In connection with the SPAC Merger, SomaLogic Operating became a wholly owned subsidiary of SomaLogic.

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
On August 31, 2022, we completed the acquisition of Palamedrix, Inc. Palamedrix is a DNA nano tech firm that provides deep scientific and engineering expertise, miniaturization technology and enhanced ease-of-use capabilities that we intend to leverage as it develops the next generation of SomaScan® Assay. The acquisition expands the development of our portfolio of services, while enhancing our research capabilities, and providing an immediate footprint in the San Diego area with already-established staff, lab, and strong local talent pool.
Effects of Inflation
Inflation has impacted our results of operations for the three-month period ended March 31, 2023, and our business could continue to be affected by inflation in the future.
Factors Affecting Our Performance
The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:
•Continued adoption of our services and products:
◦We have a well-established base of marquee customer and Key Opinion Leader (“KOL”) relationships in place, and as we grow further, we expect to win contracts with new customers and expand the scope of existing contracts with existing customers.
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
•Ability to lower the costs associated with performing the assay:
◦We intend to reduce the cost of manufacturing inventory by, in part, modifying our assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials and negotiating favorable terms for our materials purchases.
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
•Macroeconomic conditions:
◦A deterioration in macroeconomic economic conditions including risk of recession, decreased government funding, effects of inflation, labor shortages, supply chain issues and higher interest rates could impact both our and our customers’ operations. We could experience pricing pressure and decreased demand as a result.
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
Other revenue
Other revenue includes royalty revenue and revenue received from research grants. We recognize royalty revenue for fees paid by customers in return for a license to make, use or sell certain licensed products in certain geographic areas in the period in which the subsequent sale or usage has occurred. A license arrangement entered into in September 2022 with New England BioLabs (“NEB”) includes guaranteed fixed minimum royalties for which revenue has been recognized, net of the effect of a significant financing component. Any revenue above the guaranteed fixed minimum royalties is recognized in the period in which the subsequent sale or usage has occurred. Grant revenue represents funding under cost reimbursement programs from government agencies, and non-profit foundations for qualified research and development activities we perform. We expect other revenue to continue to grow as we expand our commercial team and continue to pursue additional licensing relationships.
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
Change in fair value of earn-out liability
Change in fair value of earn-out liability consists of changes in the earn-out liability related to Earn-Out Shares issued as part of the SPAC Merger. The earn-out liability is classified as a marked-to-market liability pursuant to ASC 815 and the corresponding increase or decrease in value impacts our net loss.

Results of Operations
Comparison of the three months ended March 31, 2023 versus the three months ended March 31, 2022
Revenue

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Assay services revenue	$18,419	$18,800	$(381)	(2)%
Product revenue	1,186	453	733	162%
Collaboration revenue	763	763	—	—%
Other revenue	11	2,964	(2,953)	(100)%
Total revenue	$20,379	$22,980	$(2,601)	(11)%

Total revenue decreased by $2.6 million, or 11%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
The $0.4 million decrease in assay services revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to a decrease in average selling price driven by customer mix, offset by an increase in sample volumes resulting from fluctuations in customer consumption.
Product revenue increased by $0.7 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in the volume of kit sales.
Other revenue decreased by $3.0 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in royalty revenue recognized as we entered into a new agreement with NEB in September 2022 which resulted in recognition of the guaranteed fixed minimum royalties to be received over the term of the agreement during the third quarter of 2022.
Cost of revenue

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Cost of assay services revenue	$11,682	$11,380	$302	3%
Cost of product revenue	634	272	362	133%
Total cost of revenue	$12,316	$11,652	$664	6%

Total cost of revenue increased by $0.7 million, or 6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Cost of assay services revenue increased by $0.3 million, or 3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in cost of assay services revenue was primarily due to an increase in sample volumes resulting from fluctuations in customer consumption.
Cost of product revenue increased by $0.4 million, or 133%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in the volume of kit sales.
Research and development

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Research and development	$14,067	$13,800	$267	2%
Research and development increased by $0.3 million, or 2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in research and development was primarily due to a $2.5 million increase in wages and benefits and a $0.3 million increase in stock-based compensation expense due to increased headcount, offset by of $2.1 million decrease in professional services and supplies related to projects for content expansion and cost reduction and a $0.4 million decrease in internal clinical studies.

Selling, general, and administrative

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Selling, general and administrative	$34,189	$30,815	$3,374	11%
Selling, general, and administrative increased by $3.4 million, or 11%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in selling, general and administrative was primarily due to a $2.0 million increase in wages and benefits due to increased headcount in our commercial and administrative teams, a $1.0 million stock based compensation expense related to the accelerated vesting of options held by terminated executives, $1.0 million of severance related to the terminated executives, a $0.7 million increase in services incurred related to marketing initiatives and product development and a $0.4 million increase in advisory and management services incurred in relation to public-company compliance and other transactions. We have also incurred $0.8 million of restructuring charges during the period ended March 31, 2023. This is offset by a $2.5 million decrease in stock-based compensation expense primarily due to the full expense recognition of the Service Provider Earn-Outs as of December 31, 2022.
Other income

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Other income:
Interest income and other, net	$4,925	$209	$4,716	NM
Change in fair value of warrant liabilities	1,053	12,640	(11,587)	(92)%
Change in fair value of earn-out liability	15	16,462	(16,447)	(100)%
Total other income	$5,993	$29,311	$(23,318)	(80)%
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Interest income and other, net increased by $4.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to higher interest rates during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
The change in fair value of warrant liabilities resulted in a gain of $1.1 million during the three months ended March 31, 2023, due to the quarterly remeasurement of the warrant liabilities.
The change in fair value of the earn-out liability resulted in an immaterial gain for the three months ended March 31, 2023, due to the quarterly remeasurement of the earn-out liability. The earn-out liability was fully written off as of March 31, 2023.
Income Taxes

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Income tax provision	$(2)	$(3)	$1	(33)%

The income tax provisions for the three months ended March 31, 2023 and 2022 were not material.
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
The following table is a reconciliation of net loss in accordance with GAAP to non-GAAP adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(34,202)	$(3,979)
Adjustments to reconcile to EBITDA:
Interest income and other, net	(4,925)	(209)
Income tax provision	2	3
Depreciation and amortization	1,754	755
EBITDA	(37,371)	(3,430)
Adjustments to reconcile to Adjusted EBITDA:
Change in fair value of warrant liabilities (1)	(1,053)	(12,640)
Change in fair value of earn-out liability (2)	(15)	(16,462)
Stock compensation expense related to equity award modifications (3)	952	123
Restructuring charges (4)	1,041	—
Adjusted EBITDA	$(36,446)	$(32,409)
(1)    Represents change in fair value of warrant liabilities. See Note 5, Fair Value Measurements, for more details.
(2)    Represents change in fair value of earn-out liability. See Note 5, Fair Value Measurements, for more details.
(3)    Represents stock-based compensation expense related to equity modifications. See Note 11, Stock-based Compensation, for more details.
(4)    Represents restructuring charges related to the Strategic Reorganization consisting of severance, other termination benefit costs, and non-cash stock-based compensation expense. See Note 15, Restructuring, for more details.
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
Cash Sources
Historically, our primary sources of liquidity have been proceeds from the SPAC Merger, cash collected from our customers, net proceeds from sale of our capital stock, and borrowings from debt facilities. During the first three months of 2023, our primary source of liquidity was cash collected from our customers in the amount of $11.7 million.
As of March 31, 2023, we did not have any outstanding debt.
Cash Uses
Historically, our primary use of cash has been to invest in research and development, our laboratory process, commercial infrastructure and scale our operations to support growth.

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
We also have entered into various non-cancelable operating lease agreements for administrative and laboratory facilities. As of March 31, 2023, our total future minimum lease commitments were $4.0 million.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(43,045)	$(5,915)
Net cash provided by investing activities	55,279	7,367
Net cash provided by financing activities	172	1,242
Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	(10)
Net increase in cash, cash equivalents and restricted cash	$12,399	$2,684
Cash flows from operating activities
Cash used in operating activities for the three months ended March 31, 2023 was $43.0 million, and was primarily attributable to a net loss of $34.2 million, which included a non-cash gain on the change in fair value of warrant liabilities of $1.1 million and non-cash accretion of discount on available-for-sale securities, net, of $0.5 million. This was partially offset by non-cash stock-based compensation expense of $7.2 million and non-cash depreciation and amortization of $1.8 million. Additionally, we incurred $0.6 million in cloud computing arrangement expenditures and experienced a net decrease in our operating assets and liabilities of $15.7 million.
Cash used in operating activities for the three months ended March 31, 2022 was $5.9 million, which was primarily attributable to a net loss of $4.0 million, which included a non-cash gain on the change in fair value of the earn-out liability of $16.5 million and a non-cash gain on the change in fair value of warrant liabilities of $12.6 million. This was partially offset by non-cash stock-based compensation expense of $8.7 million, non-cash depreciation and amortization of $0.8 million, non-cash lease expense of $0.4 million, non-cash amortization of premium on available-for-sale securities, net, of $0.1 million, and non-cash provision of doubtful accounts of $0.1 million. Additionally, we incurred $1.8 million in cloud computing arrangement expenditures and experienced a net increase in our operating assets and liabilities of $18.9 million.
Cash flows from investing activities
Cash provided by investing activities for the three months ended March 31, 2023 was $55.3 million, consisting of $56.5 million for the proceeds from maturities of available-for-sale securities and $1.3 million for the purchase of property and equipment.
Cash used in investing activities for the three months ended March 31, 2022 was $7.4 million, consisting of $7.7 million for the purchase of available-for-sale securities, net of proceeds from maturities of available-for-sale securities, and $0.4 million for the purchase of property and equipment.
Cash flows from financing activities
Cash provided by financing activities for the three months ended March 31, 2023 was $0.2 million, which was attributable to the proceeds from the exercise of options to purchase our common stock.
Cash provided by financing activities for the three months ended March 31, 2022 was $1.2 million, which was attributable to the proceeds from the exercise of options to purchase our common stock
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs, expenses and related disclosures. We evaluate our estimates and judgments on an on-going basis. We base our estimates on current facts, historical and anticipated results, trends, and other relevant assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial position and results of operations. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.
Our significant accounting policies are described in more detail in Note 2, Significant Accounting Policies, in our 2022 Form 10-K. Our most critical accounting policies and estimates are those that require difficult, subjective, and/or complex judgments and estimates and are used in the preparation of our consolidated financial statements. Our critical accounting policies and estimates are described in more detail in Critical Accounting Policies and Estimates in our 2022 Form 10-K. There have been no significant changes to our critical accounting policies and estimates disclosed in our 2022 Form 10-K for the year ended December 31, 2022.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, based on the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.
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
As of March 31, 2023, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control – Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management determined that our internal control over financial reporting was not effective as of March 31, 2023, due to the material weaknesses described below.
Previously Identified Material Weaknesses
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
•As discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2022, we continued to identify material weaknesses related to the design and operation of controls supporting key principles related to the control activities, information and communication, and monitoring components of the COSO framework over: (i) significant nonrecurring transactions and events, (ii) inventory costing and classification, and (iii) the classification and presentation of the consolidated statement of cash flows. Specifically, management failed to design and implement certain risk assessment controls related to identifying and analyzing risks to achieve control objectives, and failed to address the impact of changes in the business on the system of internal controls
•As discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2022, we identified a material weakness related to our information technology general controls. Specifically, effective controls were not maintained over user access to our Enterprise Resources (ERP) system that supports the accounting and reporting processes, causing a lack of segregation of duties in key processes.
These material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. See “Remediation Plan” for details.
Remediation Plan
We are committed to the planning and implementation of remediation efforts to address control deficiencies and other identified areas of risk. In particular:
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.1*+	Confidential Separation Agreement and General Release, dated as of March 28, 2023. by and between SomaLogic, Inc. and Roy Smythe.
10.2*+	Amended and Restated Participation Notice to the Key Employee Severance Plan, dated as of March 28, 2023, by and between SomaLogic, Inc. and Roy Smythe.
10.3*+††	Employment Agreement, dated October 18, 2022, between Velocity Global GmbH and Pi Zheng.
10.4+	Employment Letter, dated March 24, 2023, between SomaLogic, Inc. and Adam Taich.	8-K	10.1	3/28/2023
10.5+	Retention Agreement, dated March 28, 2023, between SomaLogic Operating Co., Inc. and Shaun Blakeman.	8-K	10.1	4/3/2023
10.6††	Amendment No. 2 to Master Collaboration Agreement, dated as of January 4, 2023, by and between SomaLogic Operating Co., Inc. and Novartis Pharma AG.	8-K	10.1	1/10/2023
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.IN*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).
††	The Company has omitted portions of the exhibit as permitted under Regulation S-K Item 601(b)(10). The Registrant agrees to furnish on a supplemental basis an unredacted copy of this exhibit and its materiality and privacy or confidentiality analysis if requested by the SEC.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SomaLogic, Inc.

Date:	May 15, 2023	By:	/s/ Adam Taich
Adam Taich
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2023	By:	/s/ Shaun Blakeman
Shaun Blakeman
Chief Financial Officer
(Principal Financial and Accounting Officer)