Form 10-Q
period 2023-06-30
SomaLogic, Inc.
filed 2023-08-14
CIK 1837412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 10, 2023, there were approximately 188,071,546 shares of the registrant's common stock outstanding.

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

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
SomaLogic, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$354,544	$421,830
Investments	119,646	117,758
Accounts receivable, net	21,750	17,006
Inventory	15,123	13,897
Deferred costs of services	440	1,337
Prepaid expenses and other current assets	4,760	9,873
Total current assets	516,263	581,701
Non-current inventory	10,296	4,643
Accounts receivable, net of current portion	9,041	9,284
Property and equipment, net of accumulated depreciation and amortization of $21,390 and $17,899 as of June 30, 2023 and December 31, 2022, respectively	18,668	19,564
Other long-term assets	4,379	5,083
Intangible assets	16,700	16,700
Goodwill	10,399	10,399
Total assets	$585,746	$647,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,079	$16,794
Accrued liabilities	10,926	20,678
Deferred revenue	5,083	3,383
Other current liabilities	2,413	2,477
Total current liabilities	31,501	43,332
Warrant liabilities	2,633	4,213
Deferred revenue, net of current portion	31,207	31,732
Other long-term liabilities	5,253	5,539
Total liabilities	70,594	84,816
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 188,071,445 and 187,647,973 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	1,182,645	1,171,122
Accumulated other comprehensive income (loss)	17	(513)
Accumulated deficit	(667,529)	(608,070)
Total stockholders’ equity	515,152	562,558
Total liabilities and stockholders’ equity	$585,746	$647,374
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Assay services revenue	$16,597	$10,931	$35,016	$29,731
Product revenue	2,909	714	4,095	1,167
Collaboration revenue	762	762	1,525	1,525
Other revenue	200	1,737	211	4,701
Total revenue	20,468	14,144	40,847	37,124
Operating expenses
Cost of assay services revenue	9,677	6,571	21,359	17,951
Cost of product revenue	1,498	506	2,132	778
Research and development	10,815	17,636	24,882	31,436
Selling, general and administrative	29,573	36,812	63,762	67,627
Total operating expenses	51,563	61,525	112,135	117,792
Loss from operations	(31,095)	(47,381)	(71,288)	(80,668)
Other income
Interest income and other, net	5,798	838	10,723	1,047
Change in fair value of warrant liabilities	527	14,536	1,580	27,176
Change in fair value of earn-out liability	—	9,027	15	25,489
Total other income	6,325	24,401	12,318	53,712
Net loss before income tax provision	$(24,770)	$(22,980)	$(58,970)	$(26,956)
Income tax provision	(2)	(5)	(4)	(8)
Net loss	$(24,772)	$(22,985)	$(58,974)	$(26,964)

Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities	$177	$(209)	$528	$(861)
Foreign currency translation gain (loss)	4	(11)	2	(14)
Total other comprehensive income (loss)	181	(220)	530	(875)
Comprehensive loss	$(24,591)	$(23,205)	$(58,444)	$(27,839)

Net loss per share, basic and diluted	$(0.13)	$(0.13)	$(0.32)	$(0.15)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	186,741,112	183,143,391	186,633,391	182,599,949
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share amounts)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	187,945,232	$19	$1,178,212	$(164)	$(642,757)	$535,310
Issuance of Common Stock upon exercise of options	12,608	—	27	—	—	27
Shares issued under employee stock purchase plan	113,605	—	223	—	—	223
Stock-based compensation	—	—	4,183	—	—	4,183
Net unrealized gain on available-for-sale securities	—	—	—	177	—	177
Foreign currency translation gain	—	—	—	4	—	4
Net loss	—	—	—	—	(24,772)	(24,772)
Balance at June 30, 2023	188,071,445	$19	$1,182,645	$17	$(667,529)	$515,152

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	182,176,926	$18	$1,120,910	$(727)	$(502,892)	$617,309
Issuance of Common Stock upon exercise of options	1,241,871	—	3,510	—	—	3,510
Shares issued under employee stock purchase plan	34,527	—	133	—	—	133
Stock-based compensation	—	—	9,471	—	—	9,471
Net unrealized loss on available-for-sale securities	—	—	—	(209)	—	(209)
Foreign currency translation loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(22,985)	(22,985)
Balance at June 30, 2022	183,453,324	$18	$1,134,024	$(947)	$(525,877)	$607,218
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share amounts)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	187,647,973	$19	$1,171,122	$(513)	$(608,070)	$562,558
Issuance of Common Stock upon vesting of RSUs	185,863	—	—	—	—	—
Issuance of Common Stock upon exercise of options	124,004	—	199	—	—	199
Shares issued under employee stock purchase plan	113,605	—	223	—	—	223
Stock-based compensation	—	—	11,101	—	—	11,101
Impact of adoption of ASC 326	—	—	—	—	(485)	(485)
Net unrealized gain on available-for-sale securities	—	—	—	528	—	528
Foreign currency translation gain	—	—	—	2	—	2
Net loss	—	—	—	—	(58,974)	(58,974)
Balance at June 30, 2023	188,071,445	$19	$1,182,645	$17	$(667,529)	$515,152

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	181,552,241	$18	$1,110,991	$(72)	$(498,913)	$612,024
Issuance of Common Stock upon exercise of options	1,866,556	—	4,752	—	—	4,752
Shares issued under employee stock purchase plan	34,527	—	133	—	—	133
Issuance of Common Stock for services	—	—	50	—	—	50
Stock-based compensation	—	—	18,098	—	—	18,098
Net unrealized loss on available-for-sale securities	—	—	—	(861)	—	(861)
Foreign currency translation loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(26,964)	(26,964)
Balance at June 30, 2022	183,453,324	$18	$1,134,024	$(947)	$(525,877)	$607,218
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(58,974)	$(26,964)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	11,490	18,131
Depreciation and amortization	3,644	1,718
Noncash lease expense	1,133	505
Change in fair value of warrant liabilities	(1,580)	(27,176)
Change in fair value of earn-out liability	(15)	(25,489)
Change in fair value contingent consideration	455	—
Amortization of premium (accretion of discount) on available-for-sale securities, net	(1,085)	82
Provision (recovery) for expected credit losses	(6)	17
Cloud computing arrangement expenditures	(910)	(5,339)
Other	45	6
Changes in operating assets and liabilities:
Accounts receivable	(4,980)	3,376
Inventory	(6,879)	(8,017)
Deferred costs of services	897	454
Prepaid expenses and other current assets	1,002	(64)
Other long-term assets	—	1,182
Accounts payable	(3,706)	3,454
Deferred revenue	1,175	31,754
Accrued and other liabilities	(9,761)	(2,655)
Operating lease liabilities	(1,227)	(1,251)
Net cash used in operating activities	(69,282)	(36,276)
Investing activities
Purchases of property and equipment	(2,148)	(2,138)
Capitalized external use software development costs	(248)	—
Purchases of available-for-sale securities	(98,072)	(112,287)
Proceeds from maturities of available-for-sale securities	94,291	128,650
Proceeds from sales of available-for-sale securities	3,484	—
Net cash (used in) provided by investing activities	(2,693)	14,225
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	422	4,885
Net cash provided by financing activities	422	4,885
Effect of exchange rates on cash, cash equivalents and restricted cash	(12)	(20)
Net decrease in cash, cash equivalents and restricted cash	(71,565)	(17,186)
Cash, cash equivalents and restricted cash at beginning of period	427,282	440,268
Cash, cash equivalents and restricted cash at end of period	$355,717	$423,082

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$626	$865
Operating lease assets obtained in exchange for lease obligations	—	4,134
Issuance of Common Stock for services	—	50

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$354,544	$418,182
Restricted cash included in prepaid expenses and other current assets	547	—
Restricted cash included in other long-term assets	626	4,900
Total cash, cash equivalents and restricted cash at end of period	$355,717	$423,082
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1 — Description of Business
Organization and Operations
SomaLogic, Inc. (“SomaLogic” or the “Company”) operates as a protein biomarker discovery company that develops slow off-rate modified aptamers (“SOMAmers®”), which are modified nucleic acid-based protein binding reagents that are specific for their cognate protein, and offer proprietary SomaScan® services, which provide multiplex protein detection and quantification of protein levels in complex biological samples. The SOMAmers®/SomaScan® technology enables researchers to analyze various types of biological samples for protein biomarker signatures, which can be utilized in drug discovery and development. Biomarker discoveries from SomaScan® can lead to diagnostic applications in various areas of diseases including cardiovascular and metabolic disease, nonalcoholic steatohepatitis, and wellness, among others.
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
Unless the context otherwise requires, the terms “we”, “us”, “our”, “SomaLogic" and “the Company" refer to SomaLogic, Inc. and its consolidated subsidiaries. The SPAC Merger and presentation of historical amounts and balances after the SPAC Merger are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements - Business Combinations” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Our Common Stock and warrants to purchase Common Stock are listed on the Nasdaq under the ticker symbols “SLGC” and “SLGCW”, respectively.
Other than information discussed herein, there have been no significant changes to our description of business disclosed in our 2022 Form 10-K.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission regarding financial reporting. All intercompany transactions and balances have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).
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
Revisions of prior period consolidated financial statements
Capitalized software development costs related to hosting arrangements that are service contracts should be classified as operating activities in the statement of cash flows. We made immaterial revisions to amounts previously reported on our condensed consolidated statement of cash flows for the six months ended June 30, 2022 in order to reclassify capitalized cloud computing arrangement expenditures from investing activities to operating activities. The table below reflects the revisions:

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Six Months Ended June 30, 2022
(in thousands)	As Previously Reported	Reclassification	Revised
Operating Activities
Cloud computing arrangement expenditures	$—	$(5,339)	$(5,339)
Net cash used in operating activities	$(30,937)	$(5,339)	$(36,276)

Investing Activities
Purchases of property and equipment	$(7,477)	$5,339	$(2,138)
Net cash provided by investing activities	$8,886	$5,339	$14,225

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$533	$332	$865
The prior misclassification of these capitalized cloud computing arrangement expenditures was not material to the previously issued condensed consolidated financial statements as of and for the six months ended June 30, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Actual results could differ materially from these estimates.
Significant estimates and assumptions which form the basis of amounts reported in the condensed consolidated financial statements include, but are not limited to, the standalone selling prices of our performance obligations; timing of revenue recognition; fair value measurements; net realizable value of inventory; income taxes; and the fair value of intangible assets acquired in business combinations. We base our estimates on current facts and circumstances, historical experience, forecasted results, and various other assumptions that we believe to be reasonable. We obtain reports from third-party valuation experts to inform and support estimates related to certain fair value measurements.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. Accounts receivable are unsecured. Cash and cash equivalents are deposited with major financial institutions. In certain accounts, we maintain cash balances in excess of federally insured limits. We have not experienced losses in these accounts and believe that we are not exposed to significant risk.
Significant customers are those that represent more than 10% of total revenues for any period presented in the condensed consolidated statements of operations and comprehensive loss, or that represent more than 10% of the gross accounts receivable balance as of either balance sheet date presented. The table below sets forth percentages of revenue and gross accounts receivable attributable to significant customers:

	Accounts Receivable		Revenue
	June 30, 2023	December 31, 2022	Three months ended June 30,		Six months ended June 30,
			2023	2022	2023	2022
Customer A	19%	11%	28%	*	36%	25%
Customer B(1)	43%	51%	*	*	*	10%
Customer C	*	*	14%	*	*	*
(1)    All revenue related to accounts receivable from Customer B was recognized during the year ended December 31, 2022.
*    less than 10%
International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. Customers outside the United States collectively represent 53% and 33% of our revenues for the three months ended June 30, 2023 and 2022, respectively, and represent 59% and 40% of our revenues for the six months ended June 30, 2023 and 2022, respectively. Customers outside of the United States

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
collectively represented 32% and 23% of our gross accounts receivable balance as of June 30, 2023 and December 31, 2022, respectively.
Certain components included in our products require customization and are obtained from a single source or a limited number of suppliers.
Business Combinations
We account for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill. Transaction costs related to business combinations are expensed as incurred and classified as selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Determining the fair value of assets acquired and liabilities assumed in a business combination requires management to use significant judgment and estimates, especially with respect to intangible assets.
During the measurement period, which extends one year from the acquisition date, we may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill.
Contingent Consideration
Acquisition-related contingent consideration was initially recorded in the condensed consolidated balance sheets at its acquisition-date estimated fair value, in accordance with the acquisition method of accounting. Contingent consideration liabilities contractually due beyond 12 months are recorded in other long-term liabilities on the condensed consolidated balance sheets. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The fair value measurement is based on significant inputs not observable by market participants and thus represents a Level 3 input in the fair value hierarchy.
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
Accounts receivable are recorded at invoiced amounts, net of an allowance for expected credit losses. We are exposed to credit losses primarily through sales of products and services. The estimation of the allowance for expected credit losses is based on historical loss experience, the current aging status of receivables, current and estimated future economic and market conditions, and specific customer accounts considered to be at risk or uncollectible. We write off accounts receivable against the allowance for expected credit losses when we determine a balance is uncollectible and cease collection efforts. We did not write off any material accounts receivable balances during the periods ended June 30, 2023 and 2022.
The non-current portion of accounts receivable primarily consists of guaranteed minimum fixed royalty payments owed to us under licensing agreements. Non-current accounts receivable are recorded net of significant financing components.
Inventory
Inventory is stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs. We estimate the recoverability of inventory by referencing estimates of future demands and product life cycles, including expiration. We periodically analyze our inventory levels to identify inventory that may expire prior to expected usage, no longer meets quality specifications, or has a cost basis in excess of its estimated net realizable value, and record a charge to cost of revenue for such inventory as appropriate. Inventory that is not expected to be used within 12 months of the balance sheet date is classified as non-current inventory in the accompanying condensed consolidated balance sheets.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Intangible Assets
Intangible assets primarily consists of acquired in-process research and development (“IPR&D”). IPR&D relates to substantial research and development efforts that are incomplete at the acquisition date. IPR&D intangible assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. During the development phase, these assets are not amortized but are tested for impairment annually during the fourth quarter of the year or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Once the IPR&D activities are completed, the intangible asset is amortized over its useful life on a straight-line basis.
Goodwill
Goodwill represents the excess of the purchase price from business combinations over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment at least annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that it may be impaired. All of our goodwill is assigned to our one reporting unit.
We perform impairment testing by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If we conclude that that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative test is required.
If the estimated fair value of the reporting unit exceeds the carrying amount, goodwill is not considered to be impaired. If the carrying value exceeds estimated fair value, there is an impairment of goodwill and an impairment loss would be recorded. The impairment loss is calculating by comparing the fair value of the reporting unit less the carrying amount, including goodwill. Goodwill impairment would be limited to the carrying value of goodwill. There were no goodwill impairment losses recorded in any period presented.
Software Development Costs
Internal-Use Software
The Company capitalizes certain internal and external costs related to the acquisition and development of internal-use software or cloud computing arrangements during the application development stages of projects. The costs incurred for development of software intended for internal use and cloud computing arrangements are capitalized in accordance with ASC 350-40, Goodwill and Other, Internal-Use Software. These costs are included in property and equipment, net of accumulated depreciation and amortization in the condensed consolidated balance sheets.
When the software is ready for its intended use, the Company amortizes these costs using the straight-line method over the estimated useful life of the asset, or, for cloud computing service arrangements, over the term of the hosting arrangement. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred.
Software Developed for Sale
The costs incurred for the development of computer software to be sold, leased, or otherwise marketed are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, when technological feasibility has been established. Technological feasibility generally occurs when all planning, design, coding and testing activities are completed that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The establishment of technological feasibility is an ongoing assessment of judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. Capitalized software costs include direct labor and related expenses for software development for new products. Capitalized software costs are included in other long-term assets in the condensed consolidated balance sheets. Costs to develop software to be sold are not yet subject to amortization as our software to be sold was not available for general release as of June 30, 2023.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Warrant Liabilities
During February 2021, in connection with CMLS II’s initial public offering, CMLS II issued 5,519,991 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, with the consummation of the CMLS II initial public offering, CMLS II issued 5,013,333 warrants through a private placement (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to purchase shares of Common Stock at $11.50 per share. All of the Warrants were outstanding as of June 30, 2023.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Product Revenue
Product revenue primarily consists of equipment and kit sales to customers that assay samples in their own laboratories, referred to as authorized sites. Equipment is generally accounted for as a bundle with installation, qualification and training services. Revenue is recognized based on the progress made toward achieving the performance obligation utilizing input methods, including costs incurred. Revenue from kit sales is recognized upon transfer of control to the customer. Shipping and handling costs billed to customers are included in product revenue in the condensed consolidated statements of operations and comprehensive loss.
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
In June 2008, SomaLogic and New England Biolabs, Inc. (“NEB”) entered into an exclusive licensing agreement, whereby we provide a license to use certain proprietary information and know-how relating to its aptamer technology to make and use commercial products. In exchange, we receive royalties from NEB for this functional license of intellectual property. In September 2022, SomaLogic and NEB entered into a license and settlement agreement (“NEB Agreement”) that terminated the existing exclusive licensing arrangement and provided for a settlement of $8.0 million of previously constrained royalties recognized for the year ended December 31, 2022. The NEB Agreement also provided a non-exclusive license arrangement for the same proprietary information and know-how under which we are guaranteed fixed minimum royalties of $15.0 million to be received over 3 years. We recognized revenue for the guaranteed fixed minimum royalties of $13.2 million for the year ended December 31, 2022, net of a significant financing component of $1.8 million. Any revenue above the guaranteed fixed minimum royalties is recognized in the period in which the subsequent sale or usage has occurred. We have recorded a receivable of $13.1 million as of June 30, 2023, of which $8.9 million is recorded in accounts receivable, net of current portion and $4.2 million is recorded in accounts receivable, net on the condensed consolidated balance sheets. Interest income related to the significant financing component was $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and is included in interest income and other, net in the condensed consolidated statements of operations and comprehensive loss.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
We did not recognize any revenue during the three and six months ended June 30, 2023 or 2022 pursuant to the Illumina Agreement for performance obligations satisfied.
Restricted Cash
Restricted cash represents cash on deposit with a financial institution as security for letters of credit outstanding for the benefit of the landlords related to operating leases and a bank guarantee with an international customer. The portion of restricted cash expected to be released within twelve months is classified as prepaid expenses and other current assets on the condensed consolidated balance sheets was $0.5 million and $4.7 million as of June 30, 2023 and December 31, 2022, respectively. Cash expected to be restricted for greater than twelve months is classified as other long-term assets on the condensed consolidated balance sheets was $0.6 million and $0.8 million as of June 30, 2023 and December 31, 2022.
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
Recently Adopted Accounting Standards
Financial Instruments — Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which sets forth a “current expected credit loss” (“CECL”) model that requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. We adopted ASU 2016-13, as amended, on January 1, 2023 using a modified retrospective approach and recorded a cumulative effect adjustment to accumulated deficit. The adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financial statements.
Note 3 — Revenue
The following table disaggregates our revenue by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Assay services revenue	$16,597	$10,931	$35,016	$29,731
Product revenue	2,909	714	4,095	1,167
Collaboration revenue	762	762	1,525	1,525
Other revenue:
Royalties	—	930	—	3,885
Other	200	807	211	816
Total other revenue	200	1,737	211	4,701
Total revenue	$20,468	$14,144	$40,847	$37,124
Contract Balances and Remaining Performance Obligations
As of June 30, 2023 and December 31, 2022, deferred revenue of $36.3 million and $35.1 million, respectively, was comprised of balances related to our collaboration revenue, product, assay services, and other revenue. As of June 30, 2023 and December 31, 2022, the portion of deferred revenue related to collaboration revenue was $3.3 million and $2.9 million, respectively. As of June 30, 2023, the estimated remaining performance period is 1.8 years. As of June 30, 2023 and December 31, 2022, the portion of deferred revenue related to assay services and other revenue was $2.5 million and $1.8 million, respectively. As of June 30, 2023, the deferred revenue related to assay services and other revenue will be recognized within 12 months.

As of June 30, 2023 and December 31, 2022, the deferred product revenue related to the Illumina Agreement amounted to $30.4 million for each period. As of June 30, 2023, the estimated remaining performance obligation period is approximately 7.5 years.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
During the three and six months ended June 30, 2023, we recognized revenue of $0.4 million and $1.6 million, respectively, from deferred revenue recorded in prior periods.
Note 4 — Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accounts receivable	$31,421	$26,441
Less: allowance for expected credit losses	(630)	(151)
Accounts receivable, net	$30,791	$26,290
Accounts receivable, net (current)	$21,750	$17,006
Accounts receivable, net of current portion	$9,041	$9,284
Note 5 — Business Combinations
On August 31, 2022, we acquired 100% of the equity interests in Palamedrix, Inc. ("Palamedrix") (the “Palamedrix Acquisition”) in exchange for purchase consideration of $29.7 million. Consideration transferred included cash of $15.8 million, equity consideration of $12.5 million, and contingent consideration of $1.4 million. Palamedrix is a DNA nano tech firm that provides scientific and engineering expertise, miniaturization technology and enhanced ease-of-use capabilities that we intend to leverage as we develop the next generation of SomaScan® Assay.
The Palamedrix Acquisition provided for up to $0.5 million to be paid to the founders contingent upon settlement of pre-acquisition legal matters. It also provided for three potential additional payments of up to $17.5 million to the owners, including non-founder and founder employees, to be settled in cash and/or Common Stock contingent on the achievement of certain net sales milestone targets by the fifth and sixth year anniversary of the closing date of the acquisition (the “Milestone Consideration”).
Note 6 — Fair Value Measurements
Assets measured at fair value on a recurring basis
The following tables set forth our financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements:

As of June 30, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$20,010	$—	$—	$20,010	Level 1
Money market funds	289,678	—	—	289,678	Level 1
U.S. Treasuries	44,841	15	—	44,856	Level 1
Total cash and cash equivalents	354,529	15	—	354,544
Investments:
Commercial paper	13,720	1	(8)	13,713	Level 2
U.S. Treasuries	98,418	33	—	98,451	Level 2
Agency bonds	7,491	—	(9)	7,482	Level 2
Total investments	119,629	34	(17)	119,646
Total assets measured at fair value on a recurring basis	$474,158	$49	$(17)	$474,190

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$44,045	$—	$—	$44,045	Level 1
Money market funds	377,785	—	—	377,785	Level 1
Total cash and cash equivalents	421,830	—	—	421,830
Investments:
Commercial paper	58,794	—	(195)	58,599	Level 2
U.S. Treasuries	35,252	—	(175)	35,077	Level 2
Corporate bonds	11,782	—	(39)	11,743	Level 2
Agency bonds	12,426	—	(87)	12,339	Level 2
Total investments	118,254	—	(496)	117,758
Total assets measured at fair value on a recurring basis	$540,084	$—	$(496)	$539,588
As of June 30, 2023 and December 31, 2022, we had $0.2 million and $0.5 million, respectively, of accrued interest on investments recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
We classify our investments in money market funds within Level 1 of the fair value hierarchy because they are valued using quoted market prices. We classify our commercial paper, U.S. Treasuries, asset-backed securities, corporate bonds and agency bonds as Level 2 and obtain the fair value from a third-party pricing service, which may use quoted market prices for identical or comparable instruments or model-driven valuations using observable market data or inputs corroborated by observable market data.
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
We evaluated the available-for-sale securities as of June 30, 2023 and determined that no available-for-sale securities in an unrealized loss position are arising from credit related reasons. Additionally, we do not intend to sell or believe that it is not more likely than not that we will be required to sell the securities before recovery of the amortized cost bases and have therefore not recorded any allowances for available-for-sale securities in our allowance for expected credit losses as of June 30, 2023. We did not recognize material realized gains or losses for the three or six months ended June 30, 2023.
Liabilities measured at fair value on a recurring basis
The following table presents information about our liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs we utilized to determine such fair value:

(in thousands)	June 30, 2023	December 31, 2022	Fair Value Level
Warrant liability - public warrants	$1,380	$2,208	Level 1
Warrant liability - private placement warrants	1,253	2,005	Level 2
Earn-out liability	—	15	Level 3
Milestone contingent consideration	1,620	1,165	Level 3
Holdback contingent consideration	450	450	Level 3
Total liabilities measured at fair value on a recurring basis	$4,703	$5,843

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Liabilities that are measured at fair value on a recurring basis are recorded on the condensed consolidated balance sheet as of June 30, 2023 as follows:

(in thousands)	June 30, 2023	December 31, 2022
Other current liabilities	$450	$—
Warrant liabilities	2,633	4,213
Other long-term liabilities	1,620	1,630
Total liabilities measured at fair value on a recurring basis	$4,703	$5,843
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
The significant unobservable inputs used in the Monte Carlo simulation to measure the milestone contingent consideration that are categorized within Level 3 of the fair value hierarchy were as follows:

	June 30, 2023	December 31, 2022
Volatility	35.0%	35.0%
Risk-free rate	4.1%	4.0%
Weighted average cost of capital	30.0%	30.0%
Cost of debt	10.0%	10.0%
The change in the fair value of the milestone contingent consideration is summarized as follows:

(in thousands)	Fair Value
Balance as of December 31, 2022	$1,165
Change in fair value of milestone contingent consideration	455
Balance as of June 30, 2023	$1,620

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
The significant unobservable inputs used in the scenario-based analysis to measure the holdback contingent consideration that are categorized within Level 3 of the fair value hierarchy were as follows:

	June 30, 2023	December 31, 2022
Cost of debt	10.6%	10.2%

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 7 — Leases
We have operating leases for certain office spaces with lease terms ranging from two to five years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at our election to renew or extend the leases for additional periods ranging from three to ten years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as we did not consider the exercise of these options to be reasonably certain. The ROU asset is included in other long-term assets on the condensed consolidated balance sheets and was $2.8 million and $3.9 million as of June 30, 2023, and December 31, 2022, respectively.
Lease Costs
Lease costs for operating leases are recognized on a straight-line basis over the lease term. The total lease cost for the period was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$591	$406	$1,182	$807
Variable lease cost	326	209	704	390
Short-term lease cost	12	12	24	23
Total lease cost	$929	$627	$1,910	$1,220

Lease Maturities
The table below reconciles the undiscounted lease payment maturities to the lease liabilities for our operating leases:

(in thousands)	June 30, 2023
Remainder of 2023	$1,285
2024	1,143
2025	834
2026	143
Total	3,405
Less: amount of lease payments representing interest	(93)
Present value of future minimum lease payments	3,312
Less: current operating lease liabilities (included in other current liabilities)	(1,963)
Long-term operating lease liabilities (included in other long-term liabilities)	$1,349
Supplemental Lease Information
Supplemental information related to our operating leases was as follows:

June 30, 2023
Weighted average remaining lease term	2.0 years
Weighted average discount rate	2.6%
Cash paid for amounts included in the measurement of our operating lease liabilities for the six months ended June 30, 2023 and 2022 was $1.3 million and $0.9 million, respectively.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 8 — Inventory

Inventory consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$23,418	$16,710
Work in process	1,492	1,191
Finished goods	509	639
Total inventory	$25,419	$18,540
Inventory (current)	$15,123	$13,897
Non-current inventory	$10,296	$4,643
Note 9 — Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued compensation	$9,172	$13,897
Accrued restructuring costs	442	2,223
Accrued lease termination fee	—	2,500
Accrued real estate agent commission	—	764
Accrued medical claims	646	663
Other	666	631
Total accrued liabilities	$10,926	$20,678
Other long-term liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Long-term operating lease liabilities	$1,349	$2,063
Milestone consideration replacement award liability	1,699	1,261
Milestone contingent consideration	1,620	1,165
Holdback contingent consideration(1)	—	450
Long-term deferred tax liability	585	585
Earn-out liability	—	15
Total other long-term liabilities	$5,253	$5,539
(1)    As of June 30, 2023, the holdback contingent consideration is included within other current liabilities on the condensed consolidated balance sheet.
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
As of June 30, 2023, there were an aggregate of 5,519,991 and 5,013,333 outstanding public warrants and private placement warrants, respectively. Each warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share at any time commencing on February 25, 2022. As of June 30, 2023, no warrants have been exercised. The warrants will expire on September 1, 2026 or earlier upon redemption or liquidation.
There have been no significant changes to the disclosures in our 2022 Form 10-K related to Common Stock, preferred stock, or our public and private placement warrants, including warrant redemption terms.
Note 12 — Stock-based Compensation
We have various stock-based compensation plans, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data - Note 13 to the Consolidated Financial Statements - Stock-based Compensation” in the 2022 Form 10-K. Under the 2021 Omnibus Incentive Plan (the “2021 Plan”), we have the ability to grant several forms of incentive awards to our eligible employees, directors, and non-employee consultants.
Effective January 2023, we increased the reserve of Common Stock for issuance under all incentive plans by approximately 9 million shares in accordance with the 2021 Plan.
The following table summarizes our stock-based compensation expense:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of assay services revenue	$186	$292	$376	$583
Cost of product revenue	28	18	38	25
Research and development	1,340	1,834	3,110	3,566
Selling, general and administrative	2,753	7,316	7,966	13,957
Total stock-based compensation	$4,307	$9,460	$11,490	$18,131
The following table summarizes activity for stock options and RSUs during the six months ended June 30, 2023:

	Stock Options(1)	RSUs(2)
Outstanding as of December 31, 2022	23,541,194	3,084,379
Granted	5,438,689	1,130,838
Exercised or Issued	(124,004)	(185,863)
Forfeited	(3,792,335)	(821,136)
Expired	(62,857)	—
Outstanding as of June 30, 2023	25,000,687	3,208,218
(1)    The stock options generally vest over four years, with 25% vesting upon the first-year anniversary of the grant date and the remaining options vesting ratably each month thereafter.
(2)    The RSUs vest subject to the satisfaction of service requirements. The grant date fair values of these awards are determined based on the closing price of our Common Stock on the date of grant.
We also incurred incremental stock-based compensation expense related to option modifications of $0.3 million and $1.3 million for the three and six months ended June 30, 2023. We incurred incremental stock-based compensation related to option modifications of nil and $0.1 million for the three and six months ended June 30, 2022.
We recorded nil and $3.7 million in stock-based compensation expense related to the Service Provider Earn-Outs during the six months ended June 30, 2023 and 2022, respectively. As the derived service period has passed, expenses related to the Service Provider Earn-Outs were fully recognized as of December 31, 2022.
Note 13 — Income Taxes
There has historically been no federal or state provision for income taxes because we have incurred operating losses and maintain a valuation allowance against our net realizable deferred tax assets in the United States. For the three and six months ended June 30, 2023 and 2022, we recognized no provision for income taxes in the United States. The provision for foreign income taxes was immaterial for the three and six months ended June 30, 2023 and 2022.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
Note 14 — Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net loss	$(24,772)	$(22,985)	$(58,974)	$(26,964)
Weighted-average shares outstanding, basic and diluted	186,741,112	183,143,391	186,633,391	182,599,949
Net loss per share, basic and diluted	$(0.13)	$(0.13)	$(0.32)	$(0.15)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive shares:
Stock options to purchase common stock	25,000,687	23,032,593	25,000,687	23,032,593
Public warrants and private placement warrants	10,533,324	10,533,324	10,533,324	10,533,324
Unvested RSUs	3,208,218	546,712	3,208,218	546,712
Replacement awards subject to vesting conditions	1,209,801	—	1,209,801	—
Total anti-dilutive shares	39,952,030	34,112,629	39,952,030	34,112,629
Note 15 — Related Parties
Casdin Partners Master Fund, L.P (“Casdin”), founded by Eli Casdin, a member of our Board of Directors and our principal owner, was a shareholder of Palamedrix. Upon our acquisition of Palamedrix, Casdin received $0.8 million in cash, $0.8 million in equity, and the right to receive up to $0.3 million of Milestone Consideration related to the achievement of net sales milestones.
Note 16 — Restructuring
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
We recognized restructuring charges of approximately $0.1 million and $1.1 million primarily related to one-time termination benefits during the three and six months ended June 30, 2023, respectively. We do not expect to incur additional material employee severance and benefits expense. This reflects our best estimate, which may be revised in subsequent periods as the Strategic Reorganization progresses.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
The following table outlines the components of the restructuring charges included in the condensed consolidated statements of operations and comprehensive loss:

(in thousands)	Three Months Ended June 30, 2023	Six months ended June 30, 2023
Cost of assay services revenue	$—	$19
Research and development	—	243
Selling, general and administrative	59	838
Total employee severance and benefits	$59	$1,100
The following table outlines the changes in liabilities associated with our Strategic Reorganization, including restructuring expenses incurred and cash payments for the six months ended June 30, 2023:

(in thousands)
Balance at December 31, 2022	$2,223
Accruals	1,062
Payments	(2,843)
Balance at June 30, 2023	$442
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
Business Overview
SomaLogic is a leading commercial-stage proteomics company. We have built an integrated proteomics platform (“SomaScan Platform”) capable of robust, high throughput proteomics analysis with broad proteome coverage, low limits of detection, high reproducibility and at low costs. We designed our platform with the goal of being a universal proteomics platform, with the breadth (number of proteins measured) and precision (accuracy of measurement) important for discovery and research applications, and both the reproducibility and robustness important for clinical applications. We currently run our platform within our own laboratory, receive samples from customers and provide them proteomics analysis services. We have also developed an integrated solution comprising kits and select equipment that enables customers to use our SomaScan Platform at their own sites and leverage our bioinformatics capabilities to analyze the data.
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
Effects of Inflation
Inflation has impacted our results of operations for the six-month period ended June 30, 2023, and our business could continue to be affected by inflation in the future.
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
Results of Operations
Comparison of the three months ended June 30, 2023 versus the three months ended June 30, 2022
Revenue

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Assay services revenue	$16,597	$10,931	$5,666	52%
Product revenue	2,909	714	2,195	NM
Collaboration revenue	762	762	—	—%
Other revenue	200	1,737	(1,537)	(88)%
Total revenue	$20,468	$14,144	$6,324	45%
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Total revenue increased by $6.3 million, or 45%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The overall growth was driven by the continued adoption of the SomaScan Platform.
Assay services revenue increased $5.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The growth was driven by an increase in the volume of samples received and processed during the current period.
Product revenue increased by $2.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in the volume of kit sales.
Other revenue decreased by $1.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease is primarily driven by timing of revenue recognition for our guaranteed fixed minimum royalties under our agreement with NEB. The aggregate amount of the guaranteed fixed minimum royalties was recognized immediately upon entering the agreement with NEB in September of 2022, resulting in no revenue recognized for the three months ended June 30, 2023. However, we continue to receive fixed minimum royalty payments under this agreement. Other revenue further declined due to a decrease in grant revenue.
Cost of revenue

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Cost of assay services revenue	$9,677	$6,571	$3,106	47%
Cost of product revenue	1,498	506	992	196%
Total cost of revenue	$11,175	$7,077	$4,098	58%

Total cost of revenue increased by $4.1 million, or 58%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Cost of assay services revenue increased by $3.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in the volume of samples processed in the current period.
Cost of product revenue increased by $1.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in the volume of kit sales.

Research and development

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Research and development	$10,815	$17,636	$(6,821)	(39)%
Research and development expenses decreased by $6.8 million, or 39%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to a $4.4 million reduction in consulting fees and supplies costs related to content expansion and other internal projects. The decrease was further driven by a $3.4 million reduction in clinical studies costs. These decreases were partially offset by a $1.0 million increase in salaries and benefits due to increased headcount.
Selling, general, and administrative

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Selling, general and administrative	$29,573	$36,812	$(7,239)	(20)%
Selling, general, and administrative expenses decreased by $7.2 million, or 20%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily driven by a $5.0 million decrease in stock-based compensation expense. Stock-based compensation expense decreased as a result of expense associated with Service Provider Earn-Out awards becoming fully recognized as of December 31, 2022. Stock-based compensation expense also decreased following our reduction in headcount and the departure of certain prior officers of the Company. The decrease in selling, general and administrative expenses was further driven by a $4.0 million decrease in marketing costs. The decrease in selling, general and administrative was partially offset by a $1.5 million increase in professional services fees, and $0.3 million increase in stock-based compensation expense related to the accelerated vesting of options held by terminated executives.
Other income

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Other income:
Interest income and other, net	$5,798	$838	$4,960	NM
Change in fair value of warrant liabilities	527	14,536	(14,009)	(96)%
Change in fair value of earn-out liability	—	9,027	(9,027)	(100)%
Total other income	$6,325	$24,401	$(18,076)	(74)%
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Interest income and other, net increased by $5.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to higher interest rates during the current period.
The change in fair value of warrant liabilities resulted in a gain of $0.5 million for the three months ended June 30, 2023, due to the quarterly remeasurement of the warrant liabilities.
No change in fair value of the earn-out liability was recorded during the three months ended June 30, 2023 as the earn-out liability was written off during the three months ended March 31, 2023.

Comparison of the six months ended June 30, 2023 versus the six months ended June 30, 2022
Revenue

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Assay services revenue	$35,016	$29,731	$5,285	18%
Product revenue	4,095	1,167	2,928	NM
Collaboration revenue	1,525	1,525	—	—%
Other revenue	211	4,701	(4,490)	(96)%
Total revenue	$40,847	$37,124	$3,723	10%
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Total revenue increased by $3.7 million, or 10%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The overall growth was driven by the continued adoption of the SomaScan Platform.
Assay services revenue increased by $5.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The growth was driven by an increase in the volume of samples received and processed during the current period.
Product revenue increased by $2.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in the volume of kit sales.
Other revenue decreased by $4.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease is primarily driven by timing of revenue recognition for our guaranteed fixed minimum royalties under our agreement with NEB. The aggregate amount of our guaranteed fixed minimum royalties was recognized immediately upon entering the agreement with NEB in September of 2022, resulting in no revenue recognized for the six months ended June 30, 2023. However, we continue to receive royalty payments under this agreement. Other revenue further declined due to a decrease in grant revenue.
Cost of revenue

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Cost of assay services revenue	$21,359	$17,951	$3,408	19%
Cost of product revenue	2,132	778	1,354	174%
Total cost of revenue	$23,491	$18,729	$4,762	25%
Total cost of revenue increased by $4.8 million, or 25%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Cost of assay services revenue increased by $3.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in the volume of samples processed in the current period.
Cost of product revenue increased by $1.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to increased sales volume of kits.
Research and development

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Research and development	$24,882	$31,436	$(6,554)	(21)%
Research and development expenses decreased by $6.6 million, or 21%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a $6.6 million reduction in consulting fees and supplies costs related to content expansion and other internal projects. The decrease was further driven by a $3.8 million reduction in clinical studies costs. These decreases were partially offset by a $3.8 million increase in salaries and benefits due to increased headcount.

Selling, general, and administrative

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Selling, general and administrative	$63,762	$67,627	$(3,865)	(6)%
Selling, general, and administrative decreased by $3.9 million, or 6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in selling, general and administrative was primarily due to a $4.8 million decrease in services incurred related to marketing initiatives and product development and a $7.5 million decrease in stock based compensation. The decrease in stock based compensation is driven by full expense recognition of the Service Provider Earn-Outs as of December 31, 2022 and departure of terminated executives throughout 2022 and 2023. The decrease in selling, general and administrative is offset by $3.2 million increase in advisory and management services, $2.1 million increase in wages and benefits due to increased headcount in our commercial and administrative teams, a $1.3 million stock based compensation expense related to the accelerated vesting of options held by terminated executives, $1.0 million of severance related to terminated executives. We have also incurred $0.8 million of restructuring charges during the period ended June 30, 2023.
Other income

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Other income:
Interest income and other, net	$10,723	$1,047	$9,676	NM
Change in fair value of warrant liabilities	1,580	27,176	(25,596)	(94)%
Change in fair value of earn-out liability	15	25,489	(25,474)	(100)%
Loss on extinguishment of debt, net	—	—	—	NM
Total other income	$12,318	$53,712	$(41,394)	(77)%
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Interest income and other, net increased by $9.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to higher interest rates during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
The change in fair value of warrant liabilities resulted in a gain of $1.6 million during the six months ended June 30, 2023, due to the quarterly remeasurement of the warrant liabilities.
The change in fair value of the earn-out liability resulted in a in an immaterial gain for the six months ended June 30, 2023, due to the quarterly remeasurement of the earn-out liability. The earn-out liability was fully written off during the period ended June 30, 2023.
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

Adjusted EBITDA
We calculate Adjusted EBITDA as net loss adjusted to exclude interest expense, net, depreciation and amortization, income tax provision, and other non-recurring items. The other non-recurring items include the change in the fair value of warrant liabilities, change in fair value of the earn-out liability, stock-based compensation expense related to equity award modifications, and restructuring charges.
The following table is a reconciliation of net loss in accordance with GAAP to non-GAAP adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(24,772)	$(22,985)	$(58,974)	$(26,964)
Adjustments to reconcile to EBITDA:
Interest income and other, net	(5,798)	(838)	(10,723)	(1,047)
Income tax provision	2	5	4	8
Depreciation and amortization	1,890	963	3,644	1,718
EBITDA	(28,678)	(22,855)	(66,049)	(26,285)
Adjustments to reconcile to Adjusted EBITDA:
Change in fair value of warrant liabilities (1)	(527)	(14,536)	(1,580)	(27,176)
Change in fair value of earn-out liability (2)	—	(9,027)	(15)	(25,489)
Stock compensation expense related to equity award modifications (3)	272	—	1,224	—
Restructuring charges (4)	59	—	1,100	—
Adjusted EBITDA	$(28,874)	$(46,418)	$(65,320)	$(78,950)
(1)    Represents change in fair value of warrant liabilities. See Note 6, Fair Value Measurements, for more details.
(2)    Represents change in fair value of earn-out liability. See Note 6, Fair Value Measurements, for more details.
(3)    Represents stock-based compensation expense related to equity award modifications that occurred separately from our Strategic Reorganization. See Note 12, Stock-based Compensation, for more details.
(4)    Represents restructuring charges related to the Strategic Reorganization consisting of severance costs, other termination benefit costs, and non-cash stock-based compensation expense. See Note 16, Restructuring, for more details.
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
Cash Sources
Historically, our primary sources of liquidity have been proceeds from the SPAC Merger, cash collected from our customers, net proceeds from sale of our capital stock, and borrowings from debt facilities. During the first six months of 2023, our primary source of liquidity was cash collected from our customers in the amount of $37.0 million.
As of June 30, 2023, we did not have any outstanding debt.
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

We also have entered into various non-cancelable operating lease agreements for administrative and laboratory facilities. As of June 30, 2023, our total future minimum lease commitments were $3.4 million.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(69,282)	$(36,276)
Net cash provided by investing activities	(2,693)	14,225
Net cash provided by financing activities	422	4,885
Effect of exchange rates on cash, cash equivalents and restricted cash	(12)	(20)
Net increase in cash, cash equivalents and restricted cash	$(71,565)	$(17,186)
Cash flows from operating activities
Cash used in operating activities for the six months ended June 30, 2023 was $69.3 million, and was primarily attributable to a net loss of $59.0 million, which included a non-cash gain on the change in fair value of warrant liabilities of $1.6 million and non-cash accretion of discount on available-for-sale securities, net, of $1.1 million. This was partially offset by non-cash stock-based compensation expense of $11.5 million and non-cash depreciation and amortization of $3.6 million. Additionally, we incurred $0.9 million in cloud computing arrangement expenditures and experienced a net decrease in our operating assets and liabilities of $23.5 million.
Cash flows from investing activities
Cash provided by investing activities for the six months ended June 30, 2023 was $2.7 million, consisting of $3.8 million for the purchases of available-for sale securities, net of proceeds from sales and maturities of available-for sale securities, and $2.1 million for the purchase of property and equipment.
Cash flows from financing activities
Cash provided by financing activities for the six months ended June 30, 2023 was $0.4 million, which was attributable to the proceeds from the exercise of options to purchase our common stock.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, based on the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.
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
As of June 30, 2023, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control – Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management determined that our internal control over financial reporting was not effective as of June 30, 2023, due to the material weaknesses described below.
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
Item 1A. Risk Factors
There are numerous factors that affect our business and operating results, many of which are beyond our control. The following risk factor supplements and, to the extent inconsistent, supersedes, the risk factors described in Part I, “Item IA. Risk Factors” in our 2022 Form 10-K. The risk factor included herein as well as the risk factors described in the 2022 Form 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.
We use artificial intelligence and machine learning in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We currently incorporate artificial intelligence and machine learning (“AI”) solutions into our bioinformatics capabilities, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the sensitive data of customers analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications for analysis of sensitive data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and it various uses, will require significant resources to develop, test and maintain our intelligence cloud platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.1	Second Amendment to Supply Agreement, dated April 11, 2023, between SomaLogic, Inc. and Agilent Technologies, Inc.
10.2	Eliot M. Lurier Consulting Agreement, dated June 6, 2023, between SomaLogic, Inc. and Danforth
10.3	Separation Agreement and General Release, dated June 8, 2023, between SomaLogic, Inc. and Shaun Blakeman
10.4	Second Agreement to Collaboration Agreement, dated June 15, 2023, among SomaLogic, Inc., Illumina Cambridge, Ltd., and Illumina Inc.	8-K	10.1	6/22/2023
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.IN*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).
††	The Company has omitted portions of the exhibit as permitted under Regulation S-K Item 601(b)(10). The Registrant agrees to furnish on a supplemental basis an unredacted copy of this exhibit and its materiality and privacy or confidentiality analysis if requested by the SEC.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SomaLogic, Inc.

Date:	August 14, 2023	By:	/s/ Adam Taich
Adam Taich
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2023	By:	/s/ Eliot Lurier
Eliot Lurier
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)