Form 10-Q
period 2023-09-30
SomaLogic, Inc.
filed 2023-11-08
CIK 1837412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 6, 2023, there were approximately 188,071,546 shares of the registrant's common stock outstanding.

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
These statements include, but are not limited to the following:
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger we have entered into with Standard BioTools Inc. and Martis Merger Sub, Inc., and any inability to complete the proposed merger due to the failure to satisfy conditions to completion of the proposed merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed merger;
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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company will not and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
SomaLogic, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$305,571	$421,830
Investments	148,239	117,758
Accounts receivable, net	20,730	17,006
Inventory	13,884	13,897
Deferred costs of services	379	1,337
Prepaid expenses and other current assets	5,302	9,873
Total current assets	494,105	581,701
Non-current inventory	11,119	4,643
Accounts receivable, net of current portion	8,681	9,284
Property and equipment, net of accumulated depreciation and amortization of $23,126 and $17,899 as of September 30, 2023 and December 31, 2022, respectively	18,172	19,564
Other long-term assets	5,872	5,083
Intangible assets	16,700	16,700
Goodwill	10,399	10,399
Total assets	$565,048	$647,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,458	$16,794
Accrued liabilities	10,829	20,678
Deferred revenue	3,074	3,383
Other current liabilities	2,420	2,477
Total current liabilities	27,781	43,332
Warrant liabilities	2,317	4,213
Deferred revenue, net of current portion	30,944	31,732
Other long-term liabilities	7,267	5,539
Total liabilities	68,309	84,816
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 600,000,000 shares authorized; 188,662,349 and 187,647,973 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	1,186,420	1,171,122
Accumulated other comprehensive income (loss)	(14)	(513)
Accumulated deficit	(689,686)	(608,070)
Total stockholders’ equity	496,739	562,558
Total liabilities and stockholders’ equity	$565,048	$647,374
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Assay services revenue	$17,866	$17,574	$52,882	$47,305
Product revenue	3,418	1,051	7,513	2,218
Collaboration revenue	763	763	2,288	2,288
Other revenue	1	22,325	212	27,026
Total revenue	22,048	41,713	62,895	78,837
Operating expenses
Cost of assay services revenue	9,994	11,264	31,353	29,215
Cost of product revenue	1,641	406	3,773	1,184
Research and development	10,458	19,419	35,340	50,855
Selling, general and administrative	23,880	49,511	87,642	116,024
Transaction costs	4,157	1,725	4,157	2,839
Total operating expenses	50,130	82,325	162,265	200,117
Loss from operations	(28,082)	(40,612)	(99,370)	(121,280)
Other income
Interest income and other, net	6,087	2,421	16,810	3,468
Change in fair value of warrant liabilities	316	3,371	1,896	30,547
Change in fair value of earn-out liability	—	1,260	15	26,749
Total other income	6,403	7,052	18,721	60,764
Net loss before income tax (provision) benefit	$(21,679)	$(33,560)	$(80,649)	$(60,516)
Income tax (provision) benefit	(478)	618	(482)	610
Net loss	$(22,157)	$(32,942)	$(81,131)	$(59,906)

Other comprehensive income (loss)
Net unrealized (loss) gain on available-for-sale securities	$(27)	$(13)	$501	$(874)
Foreign currency translation loss	(4)	(14)	(2)	(28)
Total other comprehensive (loss) income	(31)	(27)	499	(902)
Comprehensive loss	$(22,188)	$(32,969)	$(80,632)	$(60,808)

Net loss per share, basic and diluted	$(0.12)	$(0.18)	$(0.43)	$(0.33)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	187,070,510	184,407,874	186,780,699	183,209,213
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share amounts)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	188,071,445	$19	$1,182,645	$17	$(667,529)	$515,152
Issuance of Common Stock upon vesting of RSUs	590,735	—	—	—	—	—
Issuance of Common Stock upon exercise of options	169	—	—	—	—	—
Stock-based compensation	—	—	3,775	—	—	3,775
Net unrealized loss on available-for-sale securities	—	—	—	(27)	—	(27)
Foreign currency translation loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(22,157)	(22,157)
Balance at September 30, 2023	188,662,349	$19	$1,186,420	$(14)	$(689,686)	$496,739

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	183,453,324	$18	$1,134,024	$(947)	$(525,877)	$607,218
Issuance of Common Stock upon vesting of RSUs	12,031	—	—	—	—	—
Issuance of Common Stock upon exercise of options	113	—	—	—	—	—
Stock-based compensation	—	—	16,588	—	—	16,588
Issuance of Common Stock upon Palamedrix acquisition	4,030,472	1	11,832	—	—	11,833
Net unrealized loss on available-for-sale securities	—	—	—	(13)	—	(13)
Foreign currency translation loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(32,942)	(32,942)
Balance at September 30, 2022	187,495,940	$19	$1,162,444	$(974)	$(558,819)	$602,670
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share amounts)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	187,647,973	$19	$1,171,122	$(513)	$(608,070)	$562,558
Issuance of Common Stock upon vesting of RSUs	776,598	—	—	—	—	—
Issuance of Common Stock upon exercise of options	124,173	—	199	—	—	199
Shares issued under employee stock purchase plan	113,605	—	223	—	—	223
Stock-based compensation	—	—	14,876	—	—	14,876
Impact of adoption of ASC 326	—	—	—	—	(485)	(485)
Net unrealized gain on available-for-sale securities	—	—	—	501	—	501
Foreign currency translation loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(81,131)	(81,131)
Balance at September 30, 2023	188,662,349	$19	$1,186,420	$(14)	$(689,686)	$496,739

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	181,552,241	$18	$1,110,991	$(72)	$(498,913)	$612,024
Issuance of Common Stock upon vesting of RSUs	12,031	—	—	—	—	—
Issuance of Common Stock upon exercise of options	1,866,669	—	4,752	—	—	4,752
Shares issued under employee stock purchase plan	34,527	—	133	—	—	133
Issuance of Common Stock for services	—	—	50	—	—	50
Stock-based compensation	—	—	34,686	—	—	34,686
Issuance of Common Stock upon Palamedrix acquisition	4,030,472	1	11,832	—	—	11,833
Net unrealized loss on available-for-sale securities	—	—	—	(874)	—	(874)
Foreign currency translation loss	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(59,906)	(59,906)
Balance at September 30, 2022	187,495,940	$19	$1,162,444	$(974)	$(558,819)	$602,670
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SomaLogic, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(81,131)	$(59,906)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	15,494	35,025
Depreciation and amortization	5,544	2,890
Noncash lease expense	1,697	(157)
Change in fair value of warrant liabilities	(1,896)	(30,547)
Change in fair value of earn-out liability	(15)	(26,749)
Change in fair value contingent consideration	347	—
Accretion of discount on available-for-sale securities, net	(2,908)	(382)
Provision for excess and obsolete inventory	609	287
Recovery of expected credit losses	(378)	(2)
Cloud computing arrangement expenditures	(1,496)	(8,116)
Loss on disposal of assets	—	927
Deferred income taxes	475	(622)
Other	43	(6)
Changes in operating assets and liabilities:
Accounts receivable	(3,228)	(18,357)
Inventory	(7,072)	(7,298)
Deferred costs of services	958	(755)
Prepaid expenses and other current assets	460	(178)
Other long-term assets	(1,908)	(113)
Accounts payable	(5,464)	4,187
Deferred revenue	(1,097)	30,241
Accrued and other liabilities	(9,874)	5,570
Operating lease liabilities	193	—
Net cash used in operating activities	(90,647)	(74,061)
Investing activities
Palamedrix acquisition, net of cash acquired of $2,521	—	(13,256)
Purchases of property and equipment	(2,519)	(3,770)
Capitalized external use software development costs	(673)	—
Purchases of available-for-sale securities	(171,105)	(186,687)
Proceeds from maturities of available-for-sale securities	140,541	218,450
Proceeds from sales of available-for-sale securities	3,484	—
Net cash (used in) provided by investing activities	(30,272)	14,737
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	422	4,885
Net cash provided by financing activities	422	4,885
Effect of exchange rates on cash, cash equivalents and restricted cash	(37)	(41)

SomaLogic, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Net decrease in cash, cash equivalents and restricted cash	(120,534)	(54,480)
Cash, cash equivalents and restricted cash at beginning of period	427,282	440,268
Cash, cash equivalents and restricted cash at end of period	$306,748	$385,788

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accounts payable	$817	$432
Operating lease assets obtained in exchange for lease obligations	2,022	5,318
Issuance of Common Stock upon Palamedrix acquisition	—	11,832
Consideration payable for acquisition	—	1,448
Issuance of Common Stock for services	—	50

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$305,571	$380,374
Restricted cash included in prepaid expenses and other current assets	547	4,631
Restricted cash included in other long-term assets	630	783
Total cash, cash equivalents and restricted cash at end of period	$306,748	$385,788
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
Revisions of prior period consolidated financial statements
Capitalized software development costs related to hosting arrangements that are service contracts should be classified as operating activities in the statement of cash flows. We made immaterial revisions to amounts previously reported on our condensed consolidated statement of cash flows for the nine months ended September 30, 2022 in order to reclassify capitalized cloud computing arrangement expenditures from investing activities to operating activities. The table below reflects the revisions:

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

	Nine Months Ended September 30, 2022
(in thousands)	As Previously Reported	Reclassification	Revised
Operating Activities
Cloud computing arrangement expenditures	$—	$(8,116)	$(8,116)
Net cash used in operating activities	$(65,945)	$(8,116)	$(74,061)

Investing Activities
Purchases of property and equipment	$(11,886)	$8,116	$(3,770)
Net cash provided by investing activities	$6,621	$8,116	$14,737

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$954	$(522)	$432
The prior misclassification of these capitalized cloud computing arrangement expenditures was not material to the previously issued condensed consolidated financial statements as of and for the nine months ended September 30, 2022.
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

	Accounts Receivable		Revenue
	September 30, 2023	December 31, 2022	Three months ended September 30,		Nine months ended September 30,
			2023	2022	2023	2022
Customer A	11%	11%	15%	13%	29%	19%
Customer B(1)	44%	51%	*	53%	*	33%
Customer C	17%	*	24%	*	13%	*
(1)    All revenue related to accounts receivable from Customer B was recognized during the year ended December 31, 2022.
*    less than 10%
International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. Customers outside the United States collectively represent 55% and 28% of our revenues for the three months ended September 30, 2023 and 2022, respectively, and represent 58% and 33% of our revenues for the nine months ended September 30, 2023 and 2022, respectively. Customers outside of the

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
United States collectively represented 33% and 23% of our gross accounts receivable balance as of September 30, 2023 and December 31, 2022, respectively.
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
Accounts receivable are recorded at invoiced amounts, net of an allowance for expected credit losses. We are exposed to credit losses primarily through sales of products and services. The estimation of the allowance for expected credit losses is based on historical loss experience, the current aging status of receivables, current and estimated future economic and market conditions, and specific customer accounts considered to be at risk or uncollectible. We write off accounts receivable against the allowance for expected credit losses when we determine a balance is uncollectible and cease collection efforts. We did not write off any material accounts receivable balances during the periods ended September 30, 2023 and 2022.
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
Software Developed for Sale
The costs incurred for the development of computer software to be sold, leased, or otherwise marketed are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, when technological feasibility has been established. Technological feasibility generally occurs when all planning, design, coding and testing activities are completed that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The establishment of technological feasibility is an ongoing assessment of judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. Capitalized software costs include direct labor and related expenses for software development for new products. Capitalized software costs are included in other long-term assets in the condensed consolidated balance sheets. Costs to develop software to be sold are not yet subject to amortization as our software to be sold was not available for general release as of September 30, 2023.
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
Warrant Liabilities
During February 2021, in connection with CMLS II’s initial public offering, CMLS II issued 5,519,991 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, with the consummation of the CMLS II initial public offering, CMLS II issued 5,013,333 warrants through a private placement (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to purchase shares of Common Stock at $11.50 per share. All of the Warrants were outstanding as of September 30, 2023.
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
Earn-Out Liability
As a result of the SPAC Merger, additional shares of Common Stock were provided to SomaLogic Operating shareholders and to certain employees and directors of SomaLogic (“Earn-Out Service Providers”) of up to 3,500,125 and 1,499,875, respectively (the “Earn-Out Shares”). The Earn-Out Shares would have been payable if the price of our Common Stock had equaled or exceeded $20.00 for a period of at least 20 out of 30 consecutive trading days at any time between the 13- and 24-month anniversary of the closing date of the SPAC Merger (the “Triggering Event”).
The Earn-Out Shares granted to shareholders are recognized as a liability in accordance with ASC 815. The liability was included as part of the consideration transferred in the SPAC Merger and was recorded at fair value and is included in other long-term liabilities in the condensed consolidated balance sheets. The earn-out liability is remeasured at the end of each reporting period, with subsequent changes in fair value recognized within change in fair value of earn-out liability in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023, the Earn-Out Shares have been forfeited as the 24-month anniversary of the closing date of the SPAC Merger has passed.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
In June 2008, SomaLogic and New England Biolabs, Inc. (“NEB”) entered into an exclusive licensing agreement, whereby we provide a license to use certain proprietary information and know-how relating to its aptamer technology to make and use commercial products. In exchange, we receive royalties from NEB for this functional license of intellectual property. In September 2022, SomaLogic and NEB entered into a license and settlement agreement (“NEB Agreement”) that terminated the existing exclusive licensing arrangement and provided for a settlement of $8.0 million of previously constrained royalties recognized for the year ended December 31, 2022. The NEB Agreement also provided a non-exclusive license arrangement for the same proprietary information and know-how under which we are guaranteed fixed minimum royalties of $15.0 million to be received over 3 years. We recognized revenue for the guaranteed fixed minimum royalties of $13.2 million for the year ended December 31, 2022, net of a significant financing component of $1.8 million. Any revenue above the guaranteed fixed minimum royalties is recognized in the period in which the subsequent sale or usage has occurred. We have recorded a receivable of $12.9 million as of September 30, 2023, of which $8.6 million is recorded in accounts receivable, net of current portion and $4.3 million is recorded in accounts receivable, net on the condensed consolidated balance sheets. Interest income related to the significant financing component was $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, and is included in interest income and other, net in the condensed consolidated statements of operations and comprehensive loss.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
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
We did not recognize any revenue during the three and nine months ended September 30, 2023 or 2022 pursuant to the Illumina Agreement for performance obligations satisfied.
Restricted Cash
Restricted cash represents cash on deposit with a financial institution as security for letters of credit outstanding for the benefit of the landlords related to operating leases and a bank guarantee with an international customer. The portion of restricted cash expected to be released within twelve months is classified as prepaid expenses and other current assets on the condensed consolidated balance sheets was $0.5 million and $4.7 million as of September 30, 2023 and December 31, 2022, respectively. Cash expected to be restricted for greater than twelve months is classified as other long-term assets on the condensed consolidated balance sheets was $0.6 million and $0.8 million as of September 30, 2023 and December 31, 2022.
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
Accounting Standards Not Yet Adopted
Convertible Debt, Contracts in an Entity’s Own Equity and EPS. In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt by removing the requirements to separately present certain conversion features in equity. In addition, the amendment also simplifies the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity's Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity. Further, contracts which can be settled in cash or shares, excluding liability-classified share-based payment awards, are to be included in diluted earnings per share using the “if-converted” method if the effect is dilutive, regardless of whether the entity or the counterparty can choose between cash and share settlement. The share-settlement presumption may not be rebutted based on past experience or a stated policy. ASC 2020-06 is effective for us on January 1, 2024, although early adoption is permitted. ASU 2020-06 may be adopted through either the fully retrospective or modified retrospective method of transition. We do not expect this standard to have a material impact to our condensed consolidated financial statements and related disclosures.
Note 3 — Revenue
The following table disaggregates our revenue by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Assay services revenue	$17,866	$17,574	$52,882	$47,305
Product revenue	3,418	1,051	7,513	2,218
Collaboration revenue	763	763	2,288	2,288
Other revenue:
Royalties	—	22,305	—	26,190
Other	1	20	212	836
Total other revenue	1	22,325	212	27,026
Total revenue	$22,048	$41,713	$62,895	$78,837
Contract Balances and Remaining Performance Obligations
As of September 30, 2023 and December 31, 2022, deferred revenue of $34.0 million and $35.1 million, respectively, was comprised of balances related to our collaboration revenue, product, assay services, and other revenue. As of September 30, 2023 and December 31, 2022, the portion of deferred revenue related to collaboration revenue was $2.6 million and $2.9 million, respectively. As of September 30, 2023, the estimated remaining performance period is 1.5 years. As of September 30, 2023 and December 31, 2022, the portion of deferred revenue related to assay services and other revenue was $1.0 million and $1.8 million, respectively. As of September 30, 2023, the deferred revenue related to assay services and other revenue will be recognized within 12 months.

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

As of September 30, 2023 and December 31, 2022, the deferred product revenue related to the Illumina Agreement amounted to $30.4 million for each period. As of September 30, 2023, the estimated remaining performance obligation period is approximately 7.3 years.
During the three and nine months ended September 30, 2023, we recognized revenue of $1.3 million and $2.9 million, respectively, from deferred revenue recorded in prior periods.
Note 4 — Accounts Receivable, net
Accounts receivable, net consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accounts receivable	$29,949	$26,441
Less: allowance for expected credit losses	(538)	(151)
Accounts receivable, net	$29,411	$26,290
Accounts receivable, net (current)	$20,730	$17,006
Accounts receivable, net of current portion	$8,681	$9,284
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
The Palamedrix Acquisition provided for up to $0.5 million to be paid to the founders contingent upon settlement of pre-acquisition legal matters (the “Holdback Contingent Consideration”). It also provided for three potential additional payments of up to $17.5 million to the owners, including non-founder and founder employees, to be settled in cash and/or Common Stock contingent on the achievement of certain net sales milestone targets by the fifth and sixth year anniversary of the closing date of the acquisition (the “Milestone Contingent Consideration”).
Note 6 — Fair Value Measurements
Assets measured at fair value on a recurring basis
The following tables set forth our financial assets measured at fair value on a recurring basis and the level of inputs used in such measurements:

As of September 30, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$8,760	$—	$—	$8,760	Level 1
Money market funds	296,811	—	—	296,811	Level 1
Total cash and cash equivalents	305,571	—	—	305,571
Investments:
U.S. Treasuries	148,234	7	(2)	148,239	Level 2
Total investments	148,234	7	(2)	148,239
Total assets measured at fair value on a recurring basis	$453,805	$7	$(2)	$453,810

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value	Fair Value Level
Cash and cash equivalents:
Cash	$44,045	$—	$—	$44,045	Level 1
Money market funds	377,785	—	—	377,785	Level 1
Total cash and cash equivalents	421,830	—	—	421,830
Investments:
Commercial paper	58,794	—	(195)	58,599	Level 2
U.S. Treasuries	35,252	—	(175)	35,077	Level 2
Corporate bonds	11,782	—	(39)	11,743	Level 2
Agency bonds	12,426	—	(87)	12,339	Level 2
Total investments	118,254	—	(496)	117,758
Total assets measured at fair value on a recurring basis	$540,084	$—	$(496)	$539,588
As of September 30, 2023 and December 31, 2022, we had $0.1 million and $0.5 million, respectively, of accrued interest on investments recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
We evaluated the available-for-sale securities as of September 30, 2023 and determined that no available-for-sale securities in an unrealized loss position are arising from credit related reasons. Additionally, we do not intend to sell or believe that it is not more likely than not that we will be required to sell the securities before recovery of the amortized cost bases and have therefore not recorded any allowances for available-for-sale securities in our allowance for expected credit losses as of September 30, 2023. We did not recognize material realized gains or losses for the three or nine months ended September 30, 2023.
Liabilities measured at fair value on a recurring basis
The following table presents information about our liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs we utilized to determine such fair value:

(in thousands)	September 30, 2023	December 31, 2022	Fair Value Level
Warrant liability - public warrants	$1,214	$2,208	Level 1
Warrant liability - private placement warrants	1,103	2,005	Level 2
Earn-out liability	—	15	Level 3
Milestone Contingent Consideration	1,512	1,165	Level 3
Holdback Contingent Consideration	450	450	Level 3
Total liabilities measured at fair value on a recurring basis	$4,279	$5,843

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Liabilities that are measured at fair value on a recurring basis are recorded on the condensed consolidated balance sheet as of September 30, 2023 as follows:

(in thousands)	September 30, 2023	December 31, 2022
Other current liabilities	$450	$—
Warrant liabilities	2,317	4,213
Other long-term liabilities	1,512	1,630
Total liabilities measured at fair value on a recurring basis	$4,279	$5,843
Warrant liabilities
The public warrants were valued using Level 1 inputs as they are traded in an active market. The fair value of the private placement warrants is equivalent to that of the public warrants as they have substantially the same terms; however, as they are not actively traded, they are classified as Level 2 in the hierarchy table above.
Earn-out liability
The fair value of the Earn-Out Shares was estimated using a Monte Carlo simulation model. The fair value is based on the simulated price of the Company over the maturity date of the contingent consideration and increased by estimated forfeitures of Earn-Out Shares issued to Earn-Out Service Providers. During the three months ended March 31, 2023, the earn-out liability was determined to be immaterial and was fully written off. As of September 30, 2023, the Earn-Out Shares have been forfeited as the 24-month anniversary of the closing date of the SPAC Merger has passed.
Milestone Contingent Consideration
The fair value of the Milestone Contingent Consideration was estimated using a Monte Carlo simulation model. The fair value is based on an option pricing framework, whereby a range of possible scenarios were simulated around forecasted net sales.
The significant unobservable inputs used in the Monte Carlo simulation to measure the Milestone Contingent Consideration that are categorized within Level 3 of the fair value hierarchy were as follows:

	September 30, 2023	December 31, 2022
Volatility	25.0%	35.0%
Risk-free rate	4.9%	4.0%
Weighted average cost of capital	30.0%	30.0%
Cost of debt	12.5% - 13.2%	10.0%
The change in the fair value of the Milestone Contingent Consideration is summarized as follows:

(in thousands)	Fair Value
Balance as of December 31, 2022	$1,165
Change in fair value of Milestone Contingent Consideration	347
Balance as of September 30, 2023	$1,512

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

	September 30, 2023	December 31, 2022
Cost of debt	13.5%	10.2%

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
Note 7 — Leases
We have operating leases for certain office spaces with lease terms ranging from two to five years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at our election to renew or extend the leases for additional periods ranging from three to ten years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as we did not consider the exercise of these options to be reasonably certain. The ROU asset is included in other long-term assets on the condensed consolidated balance sheets and was $4.3 million and $3.9 million as of September 30, 2023, and December 31, 2022, respectively.
Lease Costs
Lease costs for operating leases are recognized on a straight-line basis over the lease term. The total lease cost for the period was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$604	$6,477	$1,786	$7,284
Variable lease cost	415	270	1,119	660
Short-term lease cost	3	12	27	35
Total lease cost	$1,022	$6,759	$2,932	$7,979

Lease Maturities
The table below reconciles the undiscounted lease payment maturities to the lease liabilities for our operating leases:

(in thousands)	September 30, 2023
Remainder of 2023	$643
2024	1,875
2025	1,588
2026	920
Total	5,026
Less: amount of lease payments representing interest	(293)
Present value of future minimum lease payments	4,733
Less: current operating lease liabilities (included in other current liabilities)	(1,970)
Long-term operating lease liabilities (included in other long-term liabilities)	$2,763
Supplemental Lease Information
Supplemental information related to our operating leases was as follows:

September 30, 2023
Weighted average remaining lease term	2.6 years
Weighted average discount rate	4.3%
Cash paid for amounts included in the measurement of our operating lease liabilities for the nine months ended September 30, 2023 and 2022 was $1.9 million and $1.4 million, respectively.
In July 2023, we extended the term of a lease for office space by three years. The lease was set to expire in December 2023 and will now expire in December of 2026. The amendment was accounted for as a lease modification and resulted in a $2.0 million increase to the related ROU asset and operating lease liability.
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

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
of $6.0 million of which $2.5 million was paid on the termination date. During the fourth quarter of 2022 the remaining liability was reduced by $1.0 million after the landlord entered into a separate lease with a third party. The remaining $2.5 million liability was paid in January 2023 and the $4.1 million deposit was released in March 2023.
Note 8 — Inventory

Inventory consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$22,531	$16,710
Work in process	1,433	1,191
Finished goods	1,039	639
Total inventory	$25,003	$18,540
Inventory (current)	$13,884	$13,897
Non-current inventory	$11,119	$4,643
Note 9 — Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued compensation	$9,261	$13,897
Accrued restructuring costs	316	2,223
Accrued lease termination fee	—	2,500
Accrued real estate agent commission	—	764
Accrued medical claims	623	663
Other	629	631
Total accrued liabilities	$10,829	$20,678
Other long-term liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Long-term operating lease liabilities	$2,763	$2,063
Milestone consideration replacement award liability	1,932	1,261
Milestone Contingent Consideration	1,512	1,165
Holdback Contingent Consideration(1)	—	450
Long-term deferred tax liability	1,060	585
Earn-out liability	—	15
Total other long-term liabilities	$7,267	$5,539
(1)    As of September 30, 2023, the holdback contingent consideration is included within other current liabilities on the condensed consolidated balance sheet.
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
As of September 30, 2023, there were an aggregate of 5,519,991 and 5,013,333 outstanding public warrants and private placement warrants, respectively. Each warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share at any time commencing on February 25, 2022. As of September 30, 2023, no warrants have been exercised. The warrants will expire on September 1, 2026 or earlier upon redemption or liquidation.
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
The following table summarizes our stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of assay services revenue	$180	$327	$556	$910
Cost of product revenue	29	12	67	37
Research and development	1,459	2,780	4,569	6,346
Selling, general and administrative	2,336	13,775	10,302	27,732
Total stock-based compensation	$4,004	$16,894	$15,494	$35,025
The following table summarizes activity for stock options and RSUs during the nine months ended September 30, 2023:

	Stock Options(1)	RSUs(2)
Outstanding as of December 31, 2022	23,541,194	3,084,379
Granted	6,460,990	1,365,035
Exercised or Issued	(124,173)	(776,598)
Forfeited	(4,139,356)	(943,918)
Expired	(62,857)	—
Outstanding as of September 30, 2023	25,675,798	2,728,898
(1)    The stock options generally vest over four years, with 25% vesting upon the first-year anniversary of the grant date and the remaining options vesting ratably each month thereafter.
(2)    The RSUs vest subject to the satisfaction of service requirements. The grant date fair values of these awards are determined based on the closing price of our Common Stock on the date of grant.
We also incurred incremental stock-based compensation expense related to option modifications of nil and $1.3 million for the three and nine months ended September 30, 2023. We incurred incremental stock-based compensation related to option modifications of $7.5 million and $7.8 million for the three and nine months ended September 30, 2022.
We recorded $1.4 million and $5.0 million in stock-based compensation expense related to the Service Provider Earn-Outs during the three and nine months ended September 30, 2022, respectively. As the derived service period has passed, expenses related to the Service Provider Earn-Outs were fully recognized as of December 31, 2022.
Note 13 — Income Taxes
For the three and nine months ended September 30, 2023, we recognized a provision for income taxes of $0.5 million after applying our estimated annual effective income tax rate, which reflects the impacts of the previously recorded valuation allowance. For the three and nine months ended September 30, 2022, we recorded an income tax benefit of

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
$0.6 million as a result of a change in our previously recorded valuation allowance due to deferred tax liabilities attributable to indefinite-lived assets that resulted from the Palamedrix Acquisition.
The provision for foreign income taxes was immaterial for the three and nine months ended September 30, 2023 and 2022.
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
Note 14 — Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net loss	$(22,157)	$(32,942)	$(81,131)	$(59,906)
Weighted-average shares outstanding, basic and diluted	187,070,510	184,407,874	186,780,699	183,209,213
Net loss per share, basic and diluted	$(0.12)	$(0.18)	$(0.43)	$(0.33)
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

	Three and Nine Months Ended September 30,
	2023	2022
Anti-dilutive shares:
Stock options to purchase common stock	25,675,798	23,393,872
Public warrants and private placement warrants	10,533,324	10,533,324
Unvested RSUs	2,728,898	3,180,425
Replacement awards subject to vesting conditions	933,242	1,209,801
Employee stock purchase plan	78,031	45,783
Total anti-dilutive shares	39,949,293	38,363,205
Note 15 — Related Parties
Casdin Partners Master Fund, L.P (“Casdin”), founded by Eli Casdin, a member of our Board of Directors and one of our principal owners, was a shareholder of Palamedrix. Upon our acquisition of Palamedrix, Casdin received $0.8 million in cash, $0.8 million in equity, and the right to receive up to $0.3 million of Milestone Contingent Consideration related to the achievement of net sales milestones.
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
We recognized restructuring charges of approximately nil and $1.1 million primarily related to one-time termination benefits during the three and nine months ended September 30, 2023, respectively. We do not expect to incur additional

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
material employee severance and benefits expense. This reflects our best estimate, which may be revised in subsequent periods as the Strategic Reorganization progresses.
The following table outlines the components of the restructuring charges included in the condensed consolidated statements of operations and comprehensive loss:

(in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Cost of assay services revenue	$—	$19
Research and development	—	243
Selling, general and administrative	—	838
Total employee severance and benefits	$—	$1,100
The following table outlines the changes in liabilities associated with our Strategic Reorganization, including restructuring expenses incurred and cash payments for the nine months ended September 30, 2023:

(in thousands)
Balance at December 31, 2022	$2,223
Accruals	1,062
Payments	(2,969)
Balance at September 30, 2023	$316
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
Note 17 — Subsequent Event
On October 4, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Standard BioTools, Inc. (“Standard BioTools”) and Martis Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Standard BioTools, pursuant to which, among other things, Merger Sub will merge with and into SomaLogic (the “Merger”), and we will continue as a wholly owned subsidiary of Standard BioTools. At the effective time of the Merger, each share of our common stock issued and outstanding will be converted into a right to receive 1.11 (the “Exchange Ratio”) shares of common stock of Standard BioTools (“Standard BioTools Common Stock”). Our common stockholders will own approximately 57% and Standard BioTools’ common stockholders will own approximately 43% of the outstanding shares of common stock of the combined company on a fully diluted basis.
In addition, as of the effective time of the Merger, Standard BioTools will assume each of our stock incentive plans, outstanding options to purchase shares of our common stock (the “Options”), and outstanding restricted stock units convertible into shares of our common stock (“RSUs” and together with the Options, the “Equity Awards”), whether vested or unvested. Each such Equity Award so assumed by Standard BioTools will continue to have, and be subject to, the same terms and conditions applicable to such Equity Award immediately prior to the effective time of the Merger, except that (i) such Option will be exercisable for that number of shares of Standard BioTools Common Stock equal to the number of shares of our common stock subject to such Option immediately prior to the effective time of the Merger multiplied by the Exchange Ratio and rounded down to the next nearest share of Standard BioTools common stock, (ii) the exercise price per share will be the exercise price per share in effect for that Option immediately prior to the effective time of the Merger divided by the Exchange Ratio and rounded up to the next nearest cent and (iii) such RSU will vest for that number of shares of Standard BioTools Common Stock equal to the number of shares of our common stock subject to such RSU immediately prior to the effective time of the Merger multiplied by the Exchange Ratio and rounded to the next nearest share of Standard BioTools Common Stock.
In addition, as of the effective time of the Merger, each of our warrants exercisable for one share of SomaLogic Common Stock shall be treated in accordance with its terms.
We have agreed with Standard BioTools to use reasonable best efforts and take all necessary action such that, as of the effective time of the Merger, the board of directors of the combined company will consist of seven members, with three such members designated by Standard BioTools, three such members designated by SomaLogic and one such member designated by Standard BioTools’ Series B-1 preferred stockholder, with at least one Standard BioTools designee and one SomaLogic designee appointed to each of the three classes of the Standard BioTools classified board. The parties have

SomaLogic, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
also agreed that Michael Egholm, Ph.D., will serve as Chief Executive Officer, Jeffrey Black will serve as Chief Financial Officer, Adam Taich will serve as Chief Strategy Officer and Shane Bowen will serve as Chief Technology Officer.
Eli Casdin, a member of our Board of Directors and one of our principal owners, is also a principal owner of Standard BioTools.
For additional information related to the Merger Agreement, refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2023, which includes the full text of the Merger Agreement as Exhibit 2.1.

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
Effects of Inflation
Inflation has impacted our results of operations for the nine-month period ended September 30, 2023, and our business could continue to be affected by inflation in the future.
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
Transaction costs
Transaction costs include legal, accounting and professional services expenses that are directly related to mergers and acquisitions. Transaction costs are expensed in the period they are incurred.

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
Results of Operations
Comparison of the three months ended September 30, 2023 versus the three months ended September 30, 2022
Revenue

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Assay services revenue	$17,866	$17,574	$292	2%
Product revenue	3,418	1,051	2,367	NM
Collaboration revenue	763	763	—	—%
Other revenue	1	22,325	(22,324)	(100)%
Total revenue	$22,048	$41,713	$(19,665)	(47)%
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Total revenue decreased by $19.7 million, or 47%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The overall decrease was driven by the timing of revenue recognition for our guaranteed fixed minimum royalties under our agreement with NEB, described further below.
Assay services revenue remained relatively flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, increasing by $0.3 million. However, assay services revenue increased by $3.5 million as a result of an increase in the average selling price of samples processed, which was offset by a decrease of $3.2 million due to reduced volume of samples processed. During the three months ended September 30, 2022, the Company processed 10 thousand samples for a single customer at a significant discount, resulting in both an increase in average selling price and a decrease in volume for the three months ended September 30, 2023.
Product revenue increased by $2.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increase in the volume of kit and equipment sales.
Other revenue decreased by $22.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily driven by timing of revenue recognition for our guaranteed fixed minimum royalties under our agreement with NEB. The aggregate amount of the guaranteed fixed minimum royalties was recognized immediately upon entering the agreement with NEB in September of 2022, resulting in no revenue recognized for the three months ended September 30, 2023. However, we continue to receive fixed minimum royalty payments under this agreement.

Cost of revenue

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Cost of assay services revenue	$9,994	$11,264	$(1,270)	(11)%
Cost of product revenue	1,641	406	1,235	NM
Total cost of revenue	$11,635	$11,670	$(35)	—%
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Total cost of revenue remained relatively flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Cost of assay services revenue decreased by $1.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a decrease in the volume of samples processed in the current period.
Cost of product revenue increased by $1.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increase in the volume of kit and equipment sales.
Research and development

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Research and development	$10,458	$19,419	$(8,961)	(46)%
Research and development expenses decreased by $9.0 million, or 46%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to a $6.0 million reduction in consulting fees and supplies costs related to content expansion and other internal projects. The decrease was further driven by a $2.4 million reduction in clinical studies costs. Stock-based compensation expense decreased by $0.6 million as a result of expense associated with Service Provider Earn-Out awards becoming fully recognized as of December 31, 2022.
Selling, general, and administrative

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Selling, general and administrative	$23,880	$49,511	$(25,631)	(52)%
Selling, general, and administrative expenses decreased by $25.6 million, or 52%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily driven by a decrease of $11.5 million in stock-based compensation expense. Stock-based compensation expense decreased as a result of expense associated with Service Provider Earn-Out awards becoming fully recognized as of December 31, 2022. Stock-based compensation expense also decreased following our reduction in headcount and the departure of certain prior officers of the Company. The decrease in selling, general and administrative expenses was further driven by a $3.4 million decrease in wages and benefits due to decreased headcount, and due to severance benefits paid to certain prior officers of the Company during the three months ended September 30, 2022. There was also a decrease of $3.0 million in marketing costs and $0.8 million decrease in professional service fees. Additionally, during the three months ended September 30, 2022, the Company incurred a one-time charge of $6.0 million for a lease termination, and a $0.9 million loss on disposal of assets related to the abandonment of certain internally developed software projects.
Transaction costs

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Transaction costs	$4,157	$1,725	$2,432	141%
Transaction costs increased by $2.4 million, or 141%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Transaction costs incurred during the three months ended September 30, 2023 are related to the proposed merger with Standard BioTools. Transaction costs incurred during the three months ended September 30, 2022 are related to the acquisition of Palamedrix.

Other income

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Other income:
Interest income and other, net	$6,087	$2,421	$3,666	151%
Change in fair value of warrant liabilities	316	3,371	(3,055)	(91)%
Change in fair value of earn-out liability	—	1,260	(1,260)	(100)%
Total other income	$6,403	$7,052	$(649)	(9)%

Interest income and other, net increased by $3.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to higher interest rates during the current period.
The change in fair value of warrant liabilities resulted in a gain of $0.3 million for the three months ended September 30, 2023, due to the quarterly remeasurement of the warrant liabilities.
No change in fair value of the earn-out liability was recorded during the three months ended September 30, 2023 as the earn-out liability was written off during the three months ended March 31, 2023.
Income Taxes

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Income tax (provision) benefit	$(478)	$622	$(1,100)	NM
For the three months ended September 30, 2023, we recognized a provision for income taxes of $0.5 million after applying our estimated annual effective income tax rate, which reflects the impacts of the previously recorded valuation allowance. For the three months ended September 30, 2022, we recorded an income tax benefit of $0.6 million as a result of a change in our previously recorded valuation allowance due to the deferred tax liabilities that resulted from the Palamedrix Acquisition.
Comparison of the nine months ended September 30, 2023 versus the nine months ended September 30, 2022
Revenue

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Assay services revenue	$52,882	$47,305	$5,577	12%
Product revenue	7,513	2,218	5,295	NM
Collaboration revenue	2,288	2,288	—	—%
Other revenue	212	27,026	(26,814)	(99)%
Total revenue	$62,895	$78,837	$(15,942)	(20)%
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Total revenue decreased by $15.9 million, or 20%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The overall decrease was primarily driven by the timing of revenue recognition for our guaranteed fixed minimum royalties under our agreement with NEB, described further below.
Assay services revenue increased by $5.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The growth was primarily driven by an increase in the volume of samples received and processed during the current period.
Product revenue increased by $5.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in the volume of kit and equipment sales.
Other revenue decreased by $26.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease is primarily driven by timing of revenue recognition for our guaranteed fixed minimum royalties under our agreement with NEB. The aggregate amount of our guaranteed fixed minimum royalties was recognized immediately upon entering the agreement with NEB in September of 2022, resulting in no revenue recognized for the nine months ended September 30, 2023. However, we continue to receive royalty payments under this agreement. Other revenue further declined due to a decrease in grant revenue.

Cost of revenue

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Cost of assay services revenue	$31,353	$29,215	$2,138	7%
Cost of product revenue	3,773	1,184	2,589	219%
Total cost of revenue	$35,126	$30,399	$4,727	16%
Total cost of revenue increased by $4.7 million, or 16%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Cost of assay services revenue increased by $2.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in the volume of samples processed in the current period.
Cost of product revenue increased by $2.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to increased sales volume of kits and equipment.
Research and development

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Research and development	$35,340	$50,855	$(15,515)	(31)%
Research and development expenses decreased by $15.5 million, or 31%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a $12.5 million reduction in consulting fees and supplies costs related to content expansion and other internal projects. The decrease was further driven by a $6.2 million reduction in clinical studies costs. Additionally, stock based compensation decreased by approximately $1.1 million due to expense associated with the Service Provider Earn-Out awards being fully recognized as of December 31, 2022. These decreases were partially offset by a $4.3 million increase in salaries and benefits due to increased headcount.
Selling, general, and administrative

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Selling, general and administrative	$87,642	$116,024	$(28,382)	(24)%
Selling, general, and administrative decreased by $28.4 million, or 24%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in selling, general and administrative was primarily driven by a $18.0 million decrease in stock-based compensation expense. Stock-based compensation expense decreased as a result of expense associated with Service Provider Earn-Out awards becoming fully recognized as of December 31, 2022. Stock-based compensation expense also decreased following our reduction in headcount and the departure of certain prior officers of the Company. The decrease in selling, general and administrative expenses was further driven by a $7.8 million decrease in marketing costs. Additionally, during the nine months ended September 30, 2022, the Company incurred a one-time charge of $6.0 million for a lease termination, and a $0.9 million loss on disposal of assets related to the abandonment of certain internally developed software projects. The decrease in selling, general and administrative was partially offset by a $3.5 million increase in professional services fees. We also incurred $0.8 million of restructuring charges during the period ended September 30, 2023.
Transaction costs

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Transaction costs	$4,157	$2,839	$1,318	46%
Transaction costs increased by $1.3 million, or 46%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Transaction costs incurred during the nine months ended September 30, 2023 are related to the proposed merger with Standard BioTools. Transaction costs incurred during the nine months ended September 30, 2023 are related to the acquisition of Palamedrix.

Other income

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Other income:
Interest income and other, net	$16,810	$3,468	$13,342	NM
Change in fair value of warrant liabilities	1,896	30,547	(28,651)	(94)%
Change in fair value of earn-out liability	15	26,749	(26,734)	(100)%
Total other income	$18,721	$60,764	$(42,043)	(69)%
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Interest income and other, net increased by $13.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to higher interest rates during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
The change in fair value of warrant liabilities resulted in a gain of $1.9 million during the nine months ended September 30, 2023, due to the quarterly remeasurement of the warrant liabilities.
The change in fair value of the earn-out liability resulted in a in an immaterial gain for the nine months ended September 30, 2023, due to the quarterly remeasurement of the earn-out liability. The earn-out liability was fully written off during the three months ended March 31, 2023.
Income taxes

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Income tax (provision) benefit	$(482)	$610	$(1,092)	NM
For the nine months ended September 30, 2023, we recognized a provision for income taxes of $0.5 million after applying our estimated annual effective income tax rate, which reflects the impacts of the previously recorded valuation allowance. For the nine months ended September 30, 2022, we recorded an income tax benefit of $0.6 million as a result of a change in our previously recorded valuation allowance due to deferred tax liabilities that resulted from the Palamedrix Acquisition.
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

The following table is a reconciliation of net loss in accordance with GAAP to non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(22,157)	$(32,942)	$(81,131)	$(59,906)
Adjustments to reconcile to EBITDA:
Interest income and other, net	(6,087)	(2,421)	(16,810)	(3,468)
Income tax provision (benefit)	478	(618)	482	(610)
Depreciation and amortization	3,790	1,172	5,544	2,890
EBITDA	(23,976)	(34,809)	(91,915)	(61,094)
Adjustments to reconcile to Adjusted EBITDA:
Change in fair value of warrant liabilities (1)	(316)	(3,371)	(1,896)	(30,547)
Change in fair value of earn-out liability (2)	—	(1,260)	(15)	(26,749)
Stock compensation expense related to equity award modifications (3)	—	7,538	1,224	—
Restructuring charges (4)	—	—	1,100	—
Transaction costs(5)	4,157	1,725	4,157	2,839
Adjusted EBITDA	$(20,135)	$(30,177)	$(87,345)	$(115,551)
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
(5)    Represents costs incurred related to mergers and acquisitions, primarily consisting of legal and advisory fees. See Note 17, Subsequent Event, and Note 5, Business Combination, for more details.
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
Cash Sources
Historically, our primary sources of liquidity have been proceeds from the SPAC Merger, cash collected from our customers, net proceeds from sale of our capital stock, and borrowings from debt facilities. During the first nine months of 2023, our primary source of liquidity was cash collected from our customers in the amount of $58.6 million.
As of September 30, 2023, we did not have any outstanding debt.
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
We also have entered into various non-cancelable operating lease agreements for administrative and laboratory facilities. As of September 30, 2023, our total future minimum lease commitments were $5.0 million.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(90,647)	$(74,061)
Net cash (used in) provided by investing activities	(30,272)	14,737
Net cash provided by financing activities	422	4,885
Effect of exchange rates on cash, cash equivalents and restricted cash	(37)	(41)
Net decrease in cash, cash equivalents and restricted cash	$(120,534)	$(54,480)
Cash flows from operating activities
For the nine months ended September 30, 2023, our primary use of cash in operating activities included payments for employee compensation and other employee costs of approximately $79.2 million, payments to suppliers for materials of approximately $37.4 million, payments to third-party consultants of approximately $16.2 million, and payments to marketing agencies of approximately $7.4 million. Other uses of cash included payments for taxes, insurance, and occupancy costs, amongst other things. Our cash payments were partially offset by cash receipts from customers of $58.6 million.
Net cash used in operating activities increased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, primarily because cash used in operations in 2022 was offset by an upfront payment of $30.0 million pursuant to the Illumina Agreement. The change in cash used in operating activities was also impacted by the timing of cash receipts from customers and payments to vendors, which partially offset the impact of the $30.0 million payment from Illumina.
Cash flows from investing activities
Cash provided by investing activities consists primarily of maturities and sales of investments in marketable securities. Cash used in investing activities consists primarily of purchases of marketable securities, purchases of property and equipment, and payments for acquisitions.
Net cash used in investing activities increased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, primarily as a result of an increase in net purchases, partially offset by maturities, and sales of marketable securities, partially offset by a decrease in cash used for acquisitions. The Company increased its net purchases of marketable securities during the nine months ended September 30, 2023 due to increased focus on cash management strategy, with the intent to further offset expenses with interest income.
Cash flows from financing activities
Cash provided by financing activities consists of proceeds from the exercise of stock options from the employee stock purchase plan. Cash provided by financing activities decreased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 primarily due to a decrease in stock option exercises, as a result of the gradual decline in our stock price.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, based on the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.
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
As of September 30, 2023, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control – Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management determined that our internal control over financial reporting was not effective as of September 30, 2023, due to the material weaknesses described below.
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
Item 1A. Risk Factors
There are numerous factors that affect our business and operating results, many of which are beyond our control. The following risk factors supplement and, to the extent inconsistent, supersede, the risk factors described in Part I, “Item IA. Risk Factors” in our 2022 Form 10-K and Part II, “Item 1A. Risk Factors” in our Q2’23 10-Q. The risk factors included herein as well as the risk factors described in the 2022 Form 10-K and Q2’23 10-Q should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.
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
Risks related to our strategic merger with Standard BioTools Inc.
Our merger with Standard BioTools is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed.
On October 4, 2023, we entered into the Merger Agreement, with Standard BioTools and Martis Merger Sub, Inc. Merger Sub pursuant to which, among other things, Merger Sub will merge with and into us, with our company surviving as a wholly-owned subsidiary of Standard BioTools. The consummation of the Merger is subject to customary closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (i) approval by the stockholders of Standard BioTools of the Standard BioTools Stock Issuance and the Standard BioTools Charter Amendment (each as defined in the Merger Agreement) ; (ii) the adoption of the Merger Agreement by our stockholders; (iii) authorization for listing on The Nasdaq Stock Market of the shares of Standard BioTools common stock (including the shares to be issued in the Merger), subject to official notice of issuance; (iv) effectiveness of the registration statement on Form S-4 to be filed with the Securities and Exchange Commission and the termination or expiration of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (v) the absence of any law, judgment, order, injunction, ruling, writ award or decree by any governmental entity of competent jurisdiction restraining, enjoining or otherwise preventing the consummation of the Merger. It is also possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give Standard BioTools the ability to not complete the Merger. We cannot predict with certainty whether and when the required closing conditions that have not yet been satisfied will be satisfied or if another uncertainty may arise.

If the Merger does not receive, or timely receive, the required stockholder approvals, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value.
Additionally, if the Merger is not completed for any reason, the market price of our common stock may decline. Furthermore, we will be required to pay certain costs relating to the Merger, whether or not it is completed, such as significant fees and expenses relating to legal, accounting and printing services. In addition, we could be subject to litigation related to any failure to complete the Merger. If it is not completed, these risks may materially and adversely affect our stock price, operating results and ongoing business.
Further, we and our directors and Standard BioTools could become subject to lawsuits relating to the Merger that may be filed. Three putative shareholder class action lawsuits and one additional putative shareholder lawsuit have been filed by our shareholders challenging the disclosures made in connection with the Merger. The lawsuits seek to enjoin the Merger, to recover damages if the Merger is consummated, attorneys’ fees, and other relief. Additional lawsuits arising out of the Merger may be filed in the future. While we intend to defend against any such actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Standard BioTools and these costs could require us to use available cash that would have otherwise been available for general corporate purposes.
If the Merger Agreement is terminated, in certain circumstances, we would be required to pay Standard BioTools a termination fee of $17,176,173 and/or reimburse Standard BioTools’ reasonable out of pocket fees and expenses incurred in connection with the Merger Agreement and the transaction contemplated thereby up to a maximum of $2,000,000. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes. In addition, the failure to complete the Merger may negatively impact our ability to raise additional funds on acceptable terms, or at all. For these and other reasons, a failed Merger could materially and adversely affect our business, operating results or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived acquisition value.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees.
The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Standard BioTools’ prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations. Our employees and partners may have uncertainties about the effects of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the Merger is completed. In addition, whether or not the Merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our business results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.1	Third Amendment to Collaboration Agreement, dated September 21, 2023, among SomaLogic, Inc., Illumina Cambridge, Ltd., and Illumina, Inc.
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.IN*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SomaLogic, Inc.

Date:	November 8, 2023	By:	/s/ Adam Taich
Adam Taich
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ Eliot Lurier
Eliot Lurier
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)